Form 10-K
period 1997-12-31
ELGIN NATIONAL INDUSTRIES INC
filed 1998-03-31
CIK 32346

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-K

[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1997

                                      OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                       Commission file number: 333-43523

                        Elgin National Industries, Inc.
            (Exact name of registrant as specified in its charter)

                 Delaware                         36-3908410
                 --------                         ----------
      (State or other jurisdiction of          (I.R.S. Employer
      incorporation or organization)          Identification No.)

     2001 Butterfield Road, Suite 1020, Downers Grove, Illinois 60515-1050
     ---------------------------------------------------------------------
                    (Address of principal executive offices)

                         Telephone Number: 630-434-7243
                         ------------------------------
               Registrant's telephone number, including area code

          Securities registered pursuant to Section 12(b) of the Act:

                                      NONE

          Securities registered pursuant to Section 12(g) of the Act:

                                      NONE

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing
requirements for the past 90 days.  [_]  Yes   [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SS 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [_]

     As of March 30, 1998, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant is $0 because all voting stock is held by an affiliate of the registrant.

                        ELGIN NATIONAL INDUSTRIES, INC.
                               Table of Contents

                                                                            Page
Item                                                                      Number
----                                                                      ------
                                    PART I

1.   BUSINESS................................................................  1

2.   PROPERTIES.............................................................. 10

3.   LEGAL PROCEEDINGS....................................................... 11

4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................... 11


                                    PART II

5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
     STOCKHOLDER MATTERS..................................................... 12

6.   SELECTED FINANCIAL DATA................................................. 12

7.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION
     AND RESULTS OF OPERATIONS............................................... 13

7A.  MARKET RISK............................................................. 20

8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA............................. 20

9.   CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING
     AND FINANCIAL DISCLOSURE................................................ 40


                                   PART III

10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................... 40

11.  EXECUTIVE COMPENSATION.................................................. 41

12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......... 44

13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................... 45


                                    PART IV

14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K........ 45

                                 PART I


ITEM 1.   BUSINESS


Overview

     Elgin National Industries, Inc., incorporated in 1962, was a publicly traded company listed on the NYSE until it was taken private in 1988 through the leveraged acquisition of stock of Elgin National Industries, Inc. by The Jupiter Corporation ("Jupiter"), a private diversified holding company. In September, 1993, an investor group led by institutional investors and Senior Management (consisting of Fred C. Schulte, Charles D. Hall and Wayne J. Conner) formed ENI Holding Corp. ("AENI"), and ENI acquired the capital stock of Elgin National Industries, Inc. from Jupiter in a leveraged buyout. In 1994, Elgin National Industries, Inc. acquired K&M Inc. in order to broaden Mining Controls, customer base into the heavy industrial and electric utility markets. Later that same year, Soros Associates, Inc. was acquired to strengthen the Engineering Services Groups technical expertise in the development of marine port facilities. In 1995, Elgin National Industries, Inc. sold the assets constituting Ohio Rod's bicycle spoke and nipple product line and the stock of GC Thorsen, Inc. and at the end of 1997, the stock of American Fastener Corporation was sold. The foregoing acquisitions and divestitures assisted Elgin National Industries, Inc. in reducing leverage and, Management believes, focusing on strengthening its businesses.

     On November 5, 1997, ENI and Elgin National Industries, Inc. completed a recapitalization intended to retire certain existing indebtedness, redeem the equity interests of outside institutional investors, merge Elgin National Industries, Inc. into ENI and vest (directly or indirectly) in Senior Management ownership of all of the issued and outstanding capital stock of the surviving entity. The components of the recapitalization were (i) the offering of $85,000,000 11% Senior Notes due 2007 (the "Offering"), (ii) ENI using part of the proceeds of the Offering to repurchase all of the common stock, preferred stock and common stock warrants of ENI not owned by Senior Management; (iii) Elgin National Industries, Inc. using part of the proceeds of the Offering to retire all senior subordinated indebtedness, including the payment of prepayment fees; (iv) Elgin National Industries, Inc. merging into ENI, with ENI remaining as the surviving entity; (v) following such merger, ENI changing its name to Elgin National Industries, Inc. (items (iv) and (v) resulting in the entity referred to herein as the "Company" or "Elgin"); and (vi) the Company and certain of its subsidiaries entering into an amended senior credit facility (the "Senior Credit Facility") (the matters described at items (i) through (vi) above being the "Recapitalization Transactions").

Operating Businesses

     The Company owns and operates a diversified group of middle-market industrial manufacturing and engineering services businesses. The Company focuses on operating businesses with leading positions in niche markets, consistent operating profitability, diverse customer bases, efficient production capabilities and broad product lines serving stable industries. The Company is comprised of two operating groups. Through its Manufactured Products Group, Elgin is a leading manufacturer and supplier of custom-designed, highly engineered products used by a wide variety of customers in the industrial equipment, durable goods, mining, mineral processing and electric utility industries. Through its Engineering Services Group, Elgin provides design, engineering, procurement and construction management services for mineral processing and bulk materials handling systems used in the mining, mineral processing, electric utility and the rail and marine transportation industries.

  The Manufactured Products Group is comprised of Ohio Rod Products Company ("Ohio Rod"), Tabor Machine Company ("Tabor"), Norris Screen and Manufacturing Inc. ("Norris"), Centrifugal and Mechanical Industries ("CMI"), Centrifugal Services, Inc. ("CSI"), Mining Controls, Inc. ("Mining Controls"), Chandler Products ("Chandler") and Clinch River Corporation ("Clinch"). The Engineering Services Group is comprised of Roberts & Schaefer Company ("R&S") and Soros Associates, Inc. ("Soros").

Manufactured Products Group

     The Manufactured Products Group, through its eight business units, manufactures and markets products used primarily in the industrial equipment, durable goods, mining, mineral processing and electric utility industries. The businesses within the Manufactured Products Group consist of original equipment manufacturers, suppliers of after-market parts and services (including for the Company's OEM products) and manufacturers of components used by other original equipment manufacturers. These businesses have supplied their customers with quality products and services for an average of over 36 years. Under the strategic direction of Elgin's Senior Management, each of these businesses operates on a decentralized basis, with its own management team, independent market identity and dedicated manufacturing facilities. Representative end-users of the products of the Manufactured Products Group include Consolidation Coal, Detroit Diesel, Emerson Electric, General Electric, General Motors, Mack Truck, Peabody Coal and Toyota. The Manufactured Products Group has a broad and diverse customer base, with sales to over 1,900 customers worldwide in 1997, with no single customer accounting for more than 4% of the Group's sales for that year.

     Net sales for the Manufactured Products Group for the year ended December 31, 1997, were $78.6 million. Each of the business units of the Manufactured Products Group is described below.

     Ohio Rod Products Company

     Ohio Rod, a division of Elgin, founded in 1947 and acquired by the Company in 1986, is a leading U.S. manufacturer of cold-headed, long-length (up to 58"), small diameter (.07" to .50") fasteners and threaded products. Cold-headed products are produced by forcing steel rods into a die, rather than through a hot forging process. Ohio Rod has a large installed base of highly specialized cold-forging equipment, built in Europe to Ohio Rod's specifications. The equipment is complex, with machinists generally requiring one to three years of training before acquiring the necessary skills to operate it in full production. The equipment efficiently combines the heading and threading processes into a single step procedure and allows Ohio Rod's skilled machinists to minimize set-up times for lower costs and faster turnaround. This gives Ohio Rod the flexibility to complete production runs of customized fasteners in almost any volume, including short production runs. Ohio Rod's manufacturing processes have given it an important competitive advantage and, together with its broad product line and emphasis on customer service, have combined to generate strong customer loyalty and consistent profit margins. Ohio Rod also maintains a continuous program of machine rebuild, acquisition and technology improvement to improve productivity and product features. Ohio Rod has a broad, diverse and stable customer base that includes over 600 active accounts.

     Products. Ohio Rod is the leading supplier of thru-bolts to manufacturers of fractional horsepower electric motors. "Thru-bolts" are headed and threaded bolts of varying lengths that are basic components of the housing used to hold together fractional horsepower electric motors. Fractional horsepower electric motors are small specialized motors that are rated at increments of less than a full horsepower. These motors are widely used in the housing, appliance, power tool and automotive industries. For example, they power a broad range of appliances such as refrigerators, air-conditioners, furnaces, humidifiers, washers and dryers, sump pumps, garbage disposals, dishwashers, ceiling fans and garage door openers. An industry source has estimated that over 30 motors of this type could be found in the average newly constructed home. Fractional horsepower electric motors are also widely used in industrial equipment, such as power presses, lathes, drills and electric fork lifts, and in automotive applications such as power windows, seats and trunks, windshield wipers and starter motors. The variety of sizes and applications for electric motors produces a corresponding need for thru-bolts with a wide variety of lengths and diameters. The Company believes that Ohio Rod's ability to meet customer specifications with timely delivery of a variety of quality thru-bolts has been critical to Ohio Rod's success. Sales of thru-bolts used by manufacturers of fractional horsepower electric motors comprised approximately 48% of Ohio Rod's 1997 sales. In addition to motor assembly, thru-bolts are used in a number of other fastening applications that are also important to Ohio Rod's business.

     Ohio Rod is also the leading supplier of reel bolts used to secure the ends of cable reels. Cable reels are used to spool and store cable, wire, rope, rubber hoses and similar products. Primary users of these reels are manufacturers of cable, rope and hoses, whose products are then sold principally to end users such as utilities, construction companies and heavy manufacturers.

     Ohio Rod's fastener products also constitute critical components in a variety of other household and industrial products, including as reinforcement bolts for steps on wooden ladders, axle rods for skate-wheel conveyor systems, threaded studs to secure handles on equipment, construction bolts used in roof repair and the assembly of pre-fabricated homes and bolts used as door hinges and handle hinges on automobiles.

     Markets and Customers. In 1997, Ohio Rod sold its products to over 600 customers, with no single customer accounting for over 10% of its sales. Ohio Rod has grown by incrementally adding customers while successfully retaining a high percentage of current customers, with approximately 75% of 1997 sales to companies who have been customers of Ohio Rod for at least five years.

     Sales and Marketing. Ohio Rod's products are sold through a network of five manufacturer representatives supported by a sales manager and six company sales personnel, and are marketed on the basis of product quality, production time and price. Ohio Rod sells products to its customers primarily on a direct basis.

     Competition. Ohio Rod competes primarily with small independent suppliers. Management believes that Ohio Rod's consistent investment in specialized equipment, high product quality, quick response times and ability to run short or irregular sized orders have given it a significant competitive advantage. In addition, management believes that the small production runs and low dollar volume orders discourage new competitors from making the sizeable capital investment in specialized heading and threading equipment that is necessary to produce small production runs profitably.

     Tabor Machine Company and Norris Screen and Manufacturing Inc.

     Tabor, a wholly owned subsidiary of the Company founded in 1961 and acquired by the Company in 1975, is a leading designer and custom manufacturer of vibrating screen systems. A vibrating screen system employs a self-contained drive mechanism that uses one, two or three moving screens of various textures, materials and grades to sort, size and dewater coal, aggregates (sand, gravel and crushed rock) and other minerals. Tabor is an industry leader in the supply of vibrating screen systems to the eastern U.S. coal mining industry. Norris, a wholly owned subsidiary of the Company founded in 1977 and acquired by the Company in 1982, manufactures stainless steel screen cloths and polyurethane screening surfaces that are used to separate the material being screened according to size.

     Products. Tabor designs and manufactures incline and horizontal vibrating screen systems of varying sizes and capacities to customer specifications and needs. Tabor's screens vary in size with widths of up to 10 feet and lengths of up to 24 feet. Tabor's screen systems are used for the processing of coal, crushed stone, sand and gravel and minerals, to remove water or size the material (i.e. separate large and coarse materials from those of desired size and consistency). Tabor is committed to refine its screening machines to better serve its customer base and respond to competition. Recently, in part to respond to design improvements by competitors, Tabor introduced a multiple slope vibrating screen system, otherwise known in the industry as the "banana screen" (due to its sloping banana shaped angle). The banana screen can accommodate a higher tonnage of materials for processing and represents a further improvement in Tabor's processing screen system technology.

     Norris manufactures screening surfaces from stainless steel, polyurethane and other materials to suit various screening requirements. Norris has developed the patented Tabor-Thane(TM) Modular Screening System, which employs a screening system of polyurethane panels that provides a longer life than conventional screens. For customers requiring screens with more exact grading, Norris manufactures stainless steel screen cloths. Norris' screen surfaces are used by Tabor as well as other manufacturers of vibrating screen systems.

     Both Tabor and Norris derive a substantial part of their revenue from supplying after-market replacement parts and services. Each company maintains a 24-hour parts and service team to respond to customer needs.

     Markets and Customers. Tabor and Norris sell primarily to eastern U.S. coal producers, and Tabor has expanded its markets for its vibrating screen systems to non-coal applications. The non-coal sector of the vibrating screen market is significantly larger than the coal sector and management believes that it offers considerable expansion opportunities. The initial thrust of this program has been the aggregates industry (sand, gravel and crushed rock) which has screening and dewatering requirements similar to coal. Management also believes increased international opportunities are available for Tabor's products and plans to pursue them in conjunction with the activities of CMI and R&S. Tabor now has sales representatives in Canada, Mexico and China, and has sold products in each of these countries. Recently, Tabor has increased sales in Poland and, in 1996, sold its first vibrating screen system in Russia.

     Sales and Marketing. Tabor markets and sells its products through five internal salespeople supported by an in-house engineer and technical services group that provide 24-hour service. Norris has a small sales force but primarily markets its products jointly with Tabor to the coal and mineral processing industries. The sales effort is managed at both businesses by a sales manager with 35 years of service in the screening industry.

     Competition. The principal competitors of Tabor and Norris are Allis Minerals, WS Tyler, Conn-Weld Industries and UOP Johnson. Principal after-market competitors are small regional job shops. Competition is on the basis of after-market product support, product quality and price.

     Centrifugal and Mechanical Industries and Centrifugal Services, Inc.

     CMI, a division of Elgin, founded in 1938 and acquired by the Company in 1973, is, by the Company's estimation, the leading U.S. designer and manufacturer of coal processing centrifuges. A centrifuge utilizes centrifugal force to separate liquids from solids. Centrifuges are used in the coal industry to dry coal after it has been treated with water and other fluids in the coal cleaning and preparation process. CMI has a current installed base of over 1,800 centrifuges in the United States. In 1996, CMI manufactured and sold over 90% of what it believes to be all centrifuges purchased by U.S. coal companies. CMI has long-standing relationships with most U.S. coal producers and management views the quality of its machines and the responsiveness of its field service personnel as marketing strengths. CSI, a wholly owned subsidiary of the Company founded in 1987 and acquired by the Company in 1995, provides after-market parts and services to the centrifuge market.

     Products and Services. CMI currently offers three types of centrifuges: the vibratory vertical centrifuge, the screen-scroll vertical centrifuge and the horizontal "chip-wringer" centrifuge. In addition, CMI is now introducing the "Sidewinder," a horizontal vibratory centrifuge.

     CMI's vibratory vertical centrifuge, used for coarse particle applications, dries coal through centrifugal force and vibratory motion. The vibratory centrifuge is built in two sizes ranging from 12,000 lbs. to 24,000 lbs. with capacities to dry up to 300 tons of coal per hour. Each vibratory centrifuge features large feed inlets, heavy duty motors, rugged bearing and shaft housing and continuous lubrication, all of which accommodate a coarser grade of materials.

     The screen-scroll vertical centrifuge, used for small and fine particle applications, dries coal by centrifugal force. CMI builds the screen-scroll centrifuge in five models, ranging in size from 10,000 lbs. to 16,000 lbs. with capacities to dry up to 120 tons of coal per hour.

     The "chip-wringer" centrifuge is used for non-coal applications. This small, horizontal centrifuge, built in two models ranging in size from 1,000 lbs. to 3,600 lbs., is used in auto plants, other manufacturing facilities and machine shops to separate oil, coolants and other impurities from tool and machine metal cuttings for the purposes of reclaiming the liquids and allowing proper disposal of the metal chips.

      The Sidewinder features a streamlined servicing and maintenance design and a wide variety of speed capabilities for use with a range of particle sizes. Preliminary field tests of the Sidewinder have produced favorable results and indicate higher product recovery performance than screen scroll machines. Management believes that the Sidewinder's design may offer significant marketing advantages, particularly in international markets where horizontal configurations are more compatible with common coal preparation plant designs.

     The centrifugal drying of coal is an extremely abrasive process, requiring machine component parts and ongoing service to maintain performance and safe operation. Over 80% of the combined net sales of CMI and CSI for 1997 were after-market parts and services. CMI and CSI maintain an inventory of replacement parts, rebuilt drive assemblies and complete machines for customers. Rebuilt drive units are kept in stock, whenever possible, to be offered on an exchange basis so the customer can minimize down time. CMI and CSI provide the majority of replacement parts and service to the domestic coal centrifuge after-market. Dedicated, specialized field service personnel, based near the eastern coal fields are on call 24 hours a day, seven days a week to respond to customer needs. This service force is instrumental in promoting the sale of replacement parts. The acquisition of CSI has allowed the Company to sell parts and services to smaller customers more effectively.

     A recent innovation has improved CMI's after-market competitive position. Introduced in 1995, CMI's "Long Life Parts Package(TM)" is a patented, integrated system of components developed to reduce operating costs in screen-scroll centrifuges. CMI believes that the design of the Long Life Parts Package(TM) results in a more efficient drying process and is less stressful on component parts, thereby reducing operating costs. Management believes the performance advantages that have propelled the initial sales of the Long Life Parts Package(TM), together with customers' significant up-front investment and the unavailability of alternative products of like quality, provide CMI with the opportunity for meaningful incremental sales that should more than offset any reduced sales of less durable screening products to these customers. This package has been favorably received by customers that have installed it to date.

     Markets and Customers. CMI and CSI primarily serve the U.S. eastern coal mining industry. In recent years, CMI has developed new markets for its products in order to diversify its revenue sources and provide additional growth opportunities. CMI has sold its centrifuges to the automotive and machining, aggregates, steel and environmental remediation industries. The chip-wringer is an example of this diversification. While seeking diversification, CMI continues to refine and innovate its core product, the coal centrifuge. Examples of this diversification include CMI's introduction of its patented Long Life Parts Package(TM) and the Sidewinder horizontal centrifuge.

     CMI has sold centrifuges to seven countries since 1992. Management has focused special attention on expanding international sales, including the recent introduction of the Sidewinder. Additionally, CMI engages in joint efforts with the Engineering Services Group to identify and market to foreign coal preparation plant projects that may include the use of centrifuges. CMI is in the process of establishing a marketing, sales and service joint venture to serve central and eastern Europe. Particular focus is now being directed to the coal industry in Poland.

     Sales and Marketing. CMI markets to the U.S. coal industry through its sales force of ten, whose activities are coordinated by regional sales managers. CMI has also added an in-house sales representative responsible for increasing sales of centrifuges for non-coal applications. CMI parts are distributed from different locations in the eastern U.S. coal fields, and equipment and parts are also available through distributors in Canada and England. CSI has its own sales and service force of three employees.

     Competition. CMI currently has no significant competitors in the domestic OEM market. Management believes that CMI's product quality and service quality, and the start up costs necessary to design and build centrifuges, represent significant barriers to entry for any additional competitor. Management believes that CMI's existing strong relationships with its customers, established market presence and extensive network of sales and service personnel create a further disincentive for any potential OEM competitor to enter CMI's niche market. CMI and CSI compete with small independent providers in the sale of after-market replacement parts and services. Management believes that CMI and CSI differentiate themselves in this market by their extensive expertise and support capabilities in servicing centrifuges, as well as by offering an inventory of regularly replaced parts and rebuilt centrifuges.

  Mining Controls, Inc.

     Mining Controls, a wholly owned subsidiary of the Company was established in 1977.

     Products. Mining Controls designs and manufactures specialty high and low voltage electrical power distribution equipment, electrical switch gear equipment, power factor control and harmonic correction equipment and underground lighting and electrical connectors. High and low voltage distribution and switch gear equipment is sold to the coal, mineral and metals mining industries and the underground tunneling industry. This equipment regulates, controls and distributes electrical power for a variety of requirements, depending on the customer's needs. Power factor control and harmonic correction equipment is comprised of large, complex, customized systems, generally selling for $50,000 to $750,000 each, and which control the quality and characteristics of electrical power being transmitted into and from industrial facilities with high levels of power consumption. Mining Controls sells electrical products (lighting and connectors) and programmable control equipment used by portable power centers, which provide lighting and electric power for underground mining and tunneling equipment in a variety of inaccessible locations. Mining Controls also sells replacement parts and rebuilt equipment.

     Markets and Customers. Mining Controls historically served primarily the eastern U.S. coal mining industry, and continues to do so. Through the integration of Gilbert and K&M, Inc., Mining Controls is able to provide specialized and customized electrical power distribution systems, power factor correction equipment and harmonic control equipment to heavy manufacturing, utility and governmental facilities.

     Sales and Marketing. Mining Controls sells its products through a ten-person technical sales staff supported by a twelve-person engineering staff, working closely with its customers' engineering representatives. Mining Controls also has key relationships with specialized distributors for the marketing, sale and distribution of its lighting and electrical products.

     Competition. Mining Controls' primary competitors are Line Power Manufacturing Co., American Switchgear Company and Pemco Corporation. Competition is generally on the basis of price and the expertise of in-house engineering and design staff. Mining Controls seeks to differentiate itself from its competitors through its design and engineering expertise and by responding more quickly and effectively to customer support requests.

  Chandler Products

     Chandler, a division of Elgin, founded in 1930 and acquired by the Company in 1986, produces cold-formed, close tolerance, custom designed, precision-threaded fasteners. Chandler's manufacturing facility has achieved ISO 9002 certification and has a fully functional quality lab accredited by the American Association of Laboratory Accreditation. Chandler's manufacturing techniques and quality control procedures have led to numerous customer awards, including the General Motors Medallions of Excellence. In addition, the President of Ohio Rod now has operating responsibility for Chandler and, along with Chandler's experienced management team, is implementing several of Ohio Rod's proven programs in marketing and operations.

     Products. Chandler's fastener products, produced to close tolerance from customer specifications, are used in diesel engines to secure the engine cylinder head and as accessory bolts to secure the starter motor, carburetor and other diesel engine components. These fastener products are manufactured in a range of sizes to the customer's specifications. Chandler fasteners are also used to secure and join various components of commercial heavy duty transmissions. These transmissions are used in dump trucks, freight trucks, tanks and cement trucks. Hand tool OEMs use Chandler products to secure tool housings and various components. Chandler also sells to industrial distributors for resale to industrial customers.

     Markets and Customers. Chandler's primary customers are manufacturers of component assemblies in the heavy duty vehicle manufacturing industry, representing a majority of Chandler's 1997 sales. Chandler also sells its products for use in various industrial applications such as hand tools and the truck and auto after-markets.

     Sales and Marketing. Chandler markets its products through a combination of independent sales representatives and a two person in-house sales force supported by design and tool engineers and production and quality technicians.

     Competition. Chandler faces competition from larger fastener manufacturers, generally serving the automobile industry, particularly during periods of excess capacity at their production facilities. Chandler seeks to differentiate itself from its competition through its ability and willingness to complete short specialized production runs, product quality and overall customer service. Management believes that Chandler's ability to complete short specialized production runs profitably constitutes a particular advantage over larger manufacturers, which usually require longer uniform runs.

  Clinch River Corporation

     Clinch River, a wholly owned subsidiary of the Company was founded in 1970 and acquired by the Company in 1979.

     Products. Clinch River is a full-service custom fabrication facility specializing in the manufacture and repair of various types of preparation plant and underground coal mining equipment and small parts used for power plants and other industrial applications. Clinch River also manufactures a proprietary curved dewatering screen under the trademark RADII-VIB(R). Clinch River offers fabrication and repair services using a variety of metals, including stainless steel, to fabricate a wide range of products engineered to the customer's specifications. Clinch River is also an authorized distributor and service center for Roots-Dresser industrial vacuum pumps and blowers.

     Sales and Marketing. Clinch River markets its services and products through a sales force of five, and serves primarily the coal and electric utility industries in the southeastern United States.

     Competition. Clinch River competes with other small, regional fabrication firms on the basis of price, engineering expertise and customer service.


Engineering Services Group

     The Engineering Services Group, comprised of R&S and Soros, provides design, engineering, procurement and construction management services principally to the mining, mineral processing, electric utility and rail and marine transportation industries. Depending upon the needs of the client, these services are provided on either an unbundled (i.e. task-specific) basis or a full project turnkey basis. Historically, the Engineering Services Group provided its services primarily to the United States coal mining industry. Over the past ten years, the Engineering Services Group has diversified into markets which include aggregates, industrial minerals, base metals and precious metals. Today, this Group has a broad, well-balanced customer base within these industries and derived approximately 75% of its net sales from customers outside the coal mining industry during 1997. Net sales for the

Engineering Services Group for the year ended December 31, 1997 were $61.0 million. The two business units comprising the Engineering Services Group are described below.


  Roberts & Schaefer Company

     R&S, a wholly owned subsidiary of the Company founded in 1903 and acquired by the Company in 1969, has for over 90 years provided design, engineering, procurement and construction management services ranging from small engineering-only services to turnkey projects.

     Services. R&S provides engineering services including evaluating the feasibility of the customer's proposal (from both a cost and engineering standpoint), translating the customer's concept to a workable design, or providing bankable feasibility studies and detailed and extensive engineering support in effecting the realization of a design. In turnkey projects, R&S performs all service activities necessary for project completion, including design, subcontracting, equipment procurement, construction management and startup. R&S also provides equipment procurement on behalf of its customers, involving the designation and sourcing of equipment to meet the customer's requirements.

     Typical mineral processing facilities designed and built by R&S include coal preparation plants, gold processing plants, copper processing plants and aggregate and crushed rock processing plants. After mining, coal is often prepared for shipment in a preparation plant. This facility crushes the coal and cleans it by washing it in a liquid solution, separates it into higher and lower grades, and removes non-coal materials. Cleaning upgrades the quality and heating value of the coal by removing or reducing pyritic sulfur content, rock, clay and other ash-producing impurities. Coal blending or mixing of various sulfur types is often performed at the preparation plant in order to meet the specific combustion and environmental needs of customers.

     Mineral processing facilities generally are comprised of a conveying system that transports mined raw material from a mine; a processing plant for size reduction, sorting (often by use of screens of the type manufactured by Tabor and Norris), and upgrading through chemical or mechanical means (often involving use of centrifuges manufactured by CMI); a conveying system to move the processed material to a storage area; and a loading facility for shipment of the processed material to its final destination. Similar processes are often required by transporters and end-users of the products, and R&S also designs bulk materials handling systems for coal-fired electric power plants and for handling multiple commodities at rail terminals, storage facilities, marine terminals and ports. These systems consist of loading and unloading equipment to remove the material from or place it into the transportation vehicle (trucks, trains, ships or barges) and multiple conveying systems to move material to or from stockpiles.

     Markets and Customers. R&S provides its services, ranging from engineering-only services to turnkey project completion, primarily to the mining, mineral processing, electric utility and rail and marine transportation industries, with a diversified customer base including a number of leading domestic and international mining companies, electric utility companies and transportation companies. Engineering-only services range in size from under $10,000 to several hundred thousand dollars. R&S' turnkey services include full project responsibility for the design and construction of mineral processing and bulk material handling facilities. R&S focuses on turnkey projects of less than $25 million, with most such projects significantly smaller. Total backlog for the Engineering Service Group at December 31, 1997 was $78.0 million.

     Management believes that targeting projects in the range of $1 million to $25 million gives R&S two strategic advantages. First, this is a niche of the mineral processing and material handling markets that generally does not attract larger firms, permitting R&S to compete with smaller, local and regional contractors that may lack R&S' experience and capabilities. Second, by maintaining a larger portfolio of smaller projects, R&S is better able to manage the risk inherent in its business.

     Traditionally, R&S provided its services primarily to the coal industry, having designed and constructed 8 of the estimated 14 coal preparation plants built in the United States during the ten years prior to November, 1997. Due to R&S's strong position and reputation as a designer and builder of coal preparation plants, it has often been requested to execute coal projects internationally. R&S did undertake international projects when the opportunities were presented, principally in the area of coal preparation. From the mid-1970's through the mid-1980's, R&S had built plants in nine countries. Beginning in the early 1990's, R&S initiated a program to broaden its market to include all types of domestic mineral and metal processing facilities and bulk materials handling systems. As a result of this program, R&S no longer depends to the same extent on the U.S. coal mining industry, and now has a broad and diversified customer base, having executed projects in the aggregates, industrial minerals and base metal industries over the last ten years. This program has also been successful in further diversifying the markets of R&S to include international work. During 1997, approximately 30% of the net sales of R&S were from international projects.

     Sales and Marketing. R&S markets its services through internal marketing and sales groups located in Chicago and Salt Lake City. R&S management and engineering staff participate in the process to adequately price and successfully bid on projects. R&S also secures projects through partnering or joint bidding arrangements with larger engineering and construction firms or architectural engineers, particularly in the case of international projects. In such arrangements, R&S will assume specific responsibility for a particular component of a larger project. In this regard, R&S has executed projects with and has ongoing client relationships with Raytheon, Black & Veatch and Bechtel Power, including occasional joint venture relationships.

     Competition. Primary competitors of R&S include Dearborn Midwest Conveyor (coal and limestone handling), Kilbourn International, Inc. (mining), Mincorp Engineers and Constructors (precious and base metals), Industrial Resources, Inc. (coal processing and material handling) and McNally Wellman Co. (coal and limestone handling). Generally, R&S competes with a large number of specialty engineering firms on the basis of quality of work performed, strength of reputation, responsiveness to customer needs, price and ability to meet deadlines, and R&S seeks to differentiate itself from its competitors with respect to each of these factors.

  Soros Associates, Inc.

     Soros, founded in 1955 and acquired by the Company in 1994, specializes in designing and providing consulting engineering services with respect to marine bulk and liquid material handling systems. The acquisition of Soros strengthened the Engineering Services Group's technical expertise in the development of marine port facilities, and has enabled Soros to begin to expand its business from its traditional project base of design and consulting engineering. Soros has designed more than 200 bulk, liquid and general cargo port facilities, 14 of which were greenfield projects (i.e. start-ups at unimproved sites). Since 1955, Soros has completed over 640 projects in 70 countries and has received over 20 citations and awards for its engineering excellence.

     Soros offers a special expertise in offshore terminals, involving bulk loading and unloading at open sea. Soros has more successful offshore terminal installations around the world than any other firm, including the first open sea loading berth at Port Latta, Tasmania; the first multiple oriented loading berth at Punta Colorada, Argentina, and the first open sea continuous unloading berth at Hsinta, Taiwan. Soros has extensive experience in the engineering of all types of conveyers, shiploaders, unloaders, railroad yards, railroad and truck loading and unloading, stackers, reclaimers, tunnels, covered and silo storage, crushing, screening, drying, bagging, weighing, sampling and computerized control and data management systems.

     Soros' customer base consists of coal companies, port authorities (both private and municipal) and municipalities. Competition for customers is on the basis of reputation and perceived value added through the firm's expertise, as well as price. Soros obtains its projects through reputation, requests for proposals and local sales agents that build industry contacts. Soros has also obtained project referrals from R&S.

Supplies

     The Company acquires substantially all of its raw materials from outside sources. The basic raw materials primarily used in the Manufactured Products Group are flat sheet metal, coiled wire or rod and various forms of stainless steel materials. Additionally, the Manufactured Products Group acquires circuit breakers, components, transformer cores, motors and drive units from outside sources. The Company subcontracts certain fabrication work to other suppliers. The Company is dependent on the ability of such fabrication suppliers for timely delivery, performance and quality specifications. The Engineering Services Group sources many different types of components in the construction of plant facilities, which in certain cases are sold directly to the Company's customer by the selected supplier. These include equipment such as vibrating screens, centrifuge dryers, flotation units and other finished products. The Company believes there are numerous sources of supply for the different materials used in its operations.

Employees

     As of February 28, 1998, the Company had approximately 673 employees. Approximately 28 employees of the Company at CMI's St. Louis, Missouri facility are represented by District 9 of the International Association of Machinists and Aerospace Workers ("IAM") and are covered by a contract between CMI and the IAM effective from March 1, 1998 through February 28, 2003. Approximately eight employees of TranService, Inc., a wholly owned subsidiary of the Company, are represented by the United Mine Workers of America ("UMWA") and are covered by the National Bituminous Coal Wage Agreement expiring on December 31, 2002, as modified by that certain memorandum of understanding dated April 27, 1995 between the UMWA and TranService. The Company believes that its relations with its employees are generally good.

ITEM 2.    PROPERTIES

  The Company and its businesses conduct operations from the following primary facilities:


                                                                                             Approximate
Business               Location                 Principal Function      Owned/Leased         Square Footage
--------               --------                 ------------------      ------------         --------------

Elgin                  Downers Grove, IL        Headquarters               leased                  6,470
Ohio Rod               Versailles, IN           Manufacturing               owned                 93,350
Chandler Products      Euclid, OH               Manufacturing               owned                 88,000
Mining Controls        Beckley, WV              Manufacturing               owned                 28,825
CMI                    St. Louis, MO            Manufacturing               owned                 63,295
CSI                    Raleigh, IL              Manufacturing               owned                 16,166
                                                                           leased                 18,245
Tabor                  Bluefield, WV            Manufacturing               owned                 44,000
Norris                 Princeton, WV            Manufacturing               owned                 12,700
Clinch River           Tazewell, VA             Manufacturing               owned                 25,400
                                                                           leased                  7,200
R&S                    Chicago, IL and          Office                     leased                 16,200
                       Salt Lake City, UT       Office                     leased                 25,267
Soros                  Chicago, IL              Office                     leased                  5,800

ITEM 3.   LEGAL PROCEEDINGS

     The Company and its subsidiaries are involved in legal proceedings from time to time in the ordinary course of its business. As of the date of this filing, neither the Company nor any of its subsidiaries are a party to any lawsuit or proceeding which, individually or in the aggregate, in the opinion of management, is reasonably likely to have a material adverse effect on the financial condition, results of operation or cash flow of the Company.

     In connection with the 1993 leveraged buyout of the Company, The Jupiter Corporation (the former ultimate parent entity of the Company) agreed to indemnify the Company against various claims and ongoing litigation and assumed the defense of such litigation. The litigation includes a wrongful death product liability claim against R&S in connection with an accident at a work site. Although the Company believes that Jupiter and its insurance carrier are performing on the indemnity obligations, there can be no assurance that they will continue to do so or that the Company would successfully recover on the indemnity in the event of an adverse judgment against R&S or adverse outcomes in any other proceeding. In any such case, the Company would bear the cost of defense and any adverse judgment. One or more such adverse judgments could materially and adversely affect the Company's business, financial condition, results of operations and debt service capability.

Environmental

     The Company is subject to a variety of foreign, federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials used in its manufacturing processes. The Company has not historically incurred any material adverse effect on its business, financial condition, results of operations or cash flow as a result of the Company's compliance with U.S. federal, state, provincial, local or foreign environmental laws or regulations or remediation costs. Some risk of environmental liability and other costs is inherent, however, in the nature of the businesses conducted by the Manufactured Products Group, which have been in operation for an average of over 36 years and have performed little invasive testing at their sites. In addition, businesses previously operated by the Company have been sold in the past. There can be no assurance that future identification of contamination at its current or former sites or at third party-owned sites where waste generated by the Company has been disposed of would not have a material adverse effect on the Company's business, results of operations, financial condition or debt service capability. Any failure by the Company to obtain required permits for, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability. Such liability could have a material adverse effect on the Company's business, financial condition, results of operations and debt service capability.

     The Company has been named as a potentially responsible party by the New York Department of Environmental Conservation for clean-up costs at the Company's former manufacturing facility in Orangeburg, New York. The Company has obtained the agreement of its former ultimate parent entity to indemnify it against losses, damages and costs arising out of such action. Although the Company believes that the indemnitor has performed its obligations on this site to date, there can be no assurance that it will continue to do so or that the Company would successfully recover on the indemnity. In such a case, the Company would bear the cost of any remediation, which costs could be significant and materially and adversely affect the Company's business, financial condition, results of operations and debt service capability.


ITEM 4.   SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

     None.

                                    PART II


ITEM 5.   MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
          MATTERS

     There is no established public offering market for the outstanding common equity of the Company and 100% of its outstanding common equity is beneficially owned by Senior Management.

     The ability of the Company to pay dividends is governed by restrictive covenants contained in the indenture governing its publicly-held debt as well as restrictive covenants contained in the Company's senior credit facility. As a result of these restrictive covenants, the Company was not permitted to pay dividends on December 31, 1997.


ITEM 6.   SELECTED FINANCIAL DATA

     The following table presents selected historical financial information of the Company, as of the dates and for the periods indicated. The historical financial data as of December 31, 1994, 1995, 1996 and 1997 was derived from the consolidated financial statements of the Company audited by Coopers & Lybrand L.L.P. The historical financial data as of December 31, 1993 was derived from the consolidated financial statements of the Company as of and for the four months ended December 31, 1993, audited by Coopers & Lybrand L.L.P. and from the unaudited consolidated financial statements of the Company for the twelve months ended December 31, 1993. The selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited consolidated financial statements and notes thereto.


                                                                     Fiscal Year Ended December 31,
                                                        1993          1994       1995 (a)       1996         1997
                                                        ----          ----       --------       ----         ----
                                                                             (in thousands)
Statement of Operations Data:

Net sales.........................................     $143,655     $197,284     $126,839     $135,651     $139,615
Cost of sales.....................................      116,784      167,170      102,654      100,119      102,744
                                                       --------     --------     --------     --------     --------
  Gross profit....................................       26,871       30,114       24,185       35,532       36,871
Selling, general and administrative expenses......       19,884       19,356       19,891       21,226       21,840
Amortization expense..............................          877        3,050        3,052        3,085        3,447
                                                       --------     --------     --------     --------     --------
  Operating income................................        6,110        7,708        1,242       11,221       11,584
Other expenses (income):
 Interest expense, net............................        2,771        6,270        4,807        3,340        3,471
 Gain on the sale of product line.................           --           --       (2,520)          --           --
                                                       --------     --------     --------     --------     --------
Income (loss) from continuing operations before           3,339        1,438       (1,045)       7,881        8,113
 income taxes.....................................
Provision for income taxes........................        1,285          668          124        3,191        3,187
                                                       --------     --------     --------     --------     --------
Income (loss) from continuing operations..........        2,054          770       (1,169)       4,690        4,926
Income from discontinued operations, net of               2,426          889          876          174          122
 income taxes (b).................................     --------     --------     --------     --------     --------
Income (loss) before extraordinary items..........        4,480        1,659         (293)       4,864        5,048
Extraordinary loss on early extinguishment of                --           --           --           --        ( 293)
 debt, net of income tax (c)......................     --------     --------     --------     --------     --------
Net income (loss).................................     $  4,480     $  1,659     $   (293)    $  4,864     $  4,466
                                                       ========     ========     ========     ========     ========

Other Financial Data:
Gross margin %....................................         18.7%        15.3%        19.1%        26.2%        26.4%
Depreciation and amortization (d).................     $  3,278     $  5,776     $  5,497     $  5,382     $  5,569
Capital expenditures (d)..........................        2,521        1,506        1,501        1,739        1,974
Net cash provided by operating activities.........     $  4,941     $  8,037     $    142     $ 17,506     $  1,008
Net cash (used in) provided by investing                (64,545)         722       24,478        1,935       (1,948)
 activities.......................................
Net cash provided by (used in) financing                 59,704      (11,481)     (22,285)     (10,785)        (714)
 activities.......................................
Operating Unit Data:
Net Sales:
  Manufactured Products Group.....................     $ 66,211     $ 75,698     $ 74,859     $ 78,952     $ 78,592
  Engineering Services Group......................       77,444      121,586       51,980       56,699       61,023
                                                       --------     --------     --------     --------     --------
    Total Net Sales...............................     $143,655     $197,284     $126,839     $135,651     $139,615
                                                       ========     ========     ========     ========     ========


Balance Sheet Data (e):
Cash and cash equivalents.........................     $  2,722           --     $  2,335     $ 10,991     $  9,337
Working capital less cash and cash equivalents....       32,006     $ 28,772       16,515        5,129       13,898
Property, plant and equipment, net................       24,999       23,213       14,707       13,741       13,582
Total assets......................................      148,831      139,082       95,294       95,914      102,879
Total debt........................................       71,785       58,567       37,676       26,891       85,751
Redeemable preferred stock and redeemable                27,374       30,048       32,714       35,380       13,226
 preferred stock units............................
Stockholder's deficit.............................         (496)      (1,511)      (4,470)      (2,272)     (31,860)

__________

(a) The Company's 1995 performance was adversely affected by a loss of approximately $7.8 million on a single turnkey project of the Engineering Services Group that was completed in that year, and which resulted in significant operating and control changes in that Group.

(b) Income from discontinued operations is comprised of earnings of GC Thorsen, Inc. (sold in 1995), American Fastener Corporation (sold in 1996), along with the associated gain on the sale of those businesses, and an investment in a limited partnership (disposed of in 1993) plus management fees (paid in 1993), net of income taxes.

(c) The loss on the early extinguishment of debt resulted from the retirement of subordinated debt from proceeds of the Senior Notes and included amortization of the remaining financing costs and a prepayment penalty.

(d) Excludes depreciation, amortization and capital expenditures related to discontinued operations and extraordinary loss.

(e)  Includes the balance sheet data of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

     Elgin owns and operates a diversified group of middle-market industrial manufacturing and engineering services businesses. The Company focuses on operating businesses with leading positions in niche markets, consistent profitability, diverse customer bases, efficient production capabilities and broad product lines serving stable industries. The Company is comprised of ten business units that are organized into two operating groups. Through its Manufactured Products Group, Elgin is a leading manufacturer and supplier of custom-designed, highly engineered products used by a wide variety of customers in the industrial equipment, durable goods, mining, mineral processing and electric utility industries. Through its Engineering Services Group, Elgin provides design, engineering, procurement and construction management services for mineral processing and bulk materials handling systems used in the mining, mineral processing, electric utility and the rail and marine transportation industries.

Variability of Revenues and Cash Flows

     The Engineering Services Group's project base is typically comprised of over 100 projects in process each year. At any given time, this project base includes a substantial majority of small projects (which the Company defines as producing less than $1.0 million in annual sales) as well as a number of larger projects (which the Company defines as producing $1.0 million or more in annual sales). The Company's revenues from these larger projects tend to fluctuate from year to year depending on the number of such projects in process and the respective status of each project. In addition, these larger projects often extend over more than one year, causing potential fluctuations in revenues and cash flows. The Company uses the percentage of completion method of accounting for its engineering services contracts. Under this method of accounting, the degree of completion of each contract is generally determined by comparing the costs incurred to date to the total costs anticipated for the entire contract, taking into account the current estimates of cost to complete the contract. Revenue is recognized on each contract as a percentage of the total contract revenue in proportion to the degree of the project's completion. Management routinely reviews total estimated costs to complete each contract and revises the estimated gross margin on the contract accordingly. Losses are recognized in full in the period in which they are determined. Cash flows can vary significantly from period to period, depending on the terms of the larger contracts then in force. In some contracts, the customers provide full or partial advance cash payments prior to performance by the Company. In other contracts, receipts follow disbursements in varying degrees. As a result, reported operating income of the Engineering Services Group for any period is not necessarily indicative of cash flow for that period.

Results of Operations

     The following tables set forth, for the periods indicated, amounts derived from the Company's consolidated statements of operations and related percentages of net sales. There can be no assurance that the trends in operating results will continue in the future.

                             Company Consolidated
                                 (in millions)


                                                                               For the Fiscal

                                                                           Year Ended December 31,
                                                                           -----------------------
                                                           1995                  1996                  1997
                                                           ----                  ----                  ----
Net sales.......................................     $126.9      100.0%    $135.6     100.0%    $139.6     100.0%
Cost of sales...................................      102.7       80.9      100.1      73.8      102.7      73.6
Gross profit....................................       24.2       19.1       35.5      26.2       36.9      26.4
Selling, general and administrative expenses....       19.9       15.7       21.2      15.6       21.8      15.6
Amortization expense............................        3.1        2.4        3.1       2.3        3.4       2.4
Operating income................................        1.2        1.0       11.2       8.3       11.7       8.4
Interest expense, net...........................        4.8        3.8        3.3       2.4        3.5       2.5
Gain on sale of product line....................        2.5        2.0         --        --         --        --
Income (loss) from continuing operations before        (1.1)      (0.8)       7.9       5.9        8.2       5.9
 income taxes...................................
Provision for income taxes......................        0.1        0.1        3.2       2.4        3.2       2.3
Income (loss) from continuing operations........       (1.2)      (0.9)       4.7       3.5        5.0       3.6
Income from discontinued operations, net of             0.9        0.7        0.2       0.1        0.1       0.1
 income taxes...................................
Income (loss) before extraordinary item.........       (0.3)      (0.2)       4.9       3.6        5.1       3.7
Extraordinary item, net of income taxes.........         --         --         --        --       (0.6)     (0.5)
Net income (loss)...............................       (0.3)      (0.2)       4.9       3.6        4.5       3.2

                         Manufactured Products Group
                                 (in millions)

                                                                           For the Fiscal
                                                                       Year Ended December 31,
                                                                       -----------------------
                                                            1995                1996                1997
                                                            ----                ----                ----
Net sales.......................................      $74.9     100.0%     $78.9    100.0%    $78.6      100.0%
Cost of sales...................................       50.6      67.6       52.8     66.9      51.5       65.5
Gross profit....................................       24.3      32.4       26.1     33.1      27.1       34.5

                          Engineering Services Group
                                 (in millions)

                                                                          For the Fiscal
                                                                     Year Ended December 31,
                                                                     -----------------------
                                                         1995                 1996                   1995
                                                         ----                 ----                   ----
Net sales.......................................    $52.0    100.0%     $56.7    100.0%      $61.0      100.0%
Cost of sale....................................     52.1    100.2       47.3     83.5        51.3       84.0
Gross profit....................................     (0.1)    (0.2)       9.4     16.5         9.7       16.0

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

     Net Sales: Net sales for the Manufactured Products Group for the year ended December 31, 1997 decreased $0.3 million, or 0.4%, to $78.6 million from $78.9 million for the corresponding period in 1996. Decreased screen and parts sales to the aggregates market at Tabor and decreased starter sales at Mining Controls were partially offset by increased high voltage distribution equipment sales at Mining Controls, increased specialty fastener and reel bolt sales at Ohio Rod, increased OEM and distributor sales at Chandler and increased centrifuge sales at CMI.

     Net sales for the Engineering Services Group for the year ended December 31, 1997 increased $4.3 million, or 7.6%, to $61.0 million from $56.7 million for the corresponding period in 1996 due primarily to increased sales from larger projects in process (including the completion of a domestic gold processing facility that generated sales of $8.7 million during the period). For the year ended December 31, 1997, sales of $42.0 million were reported on sixteen larger projects, exceeding sales of $33.1 million reported on ten larger projects for the corresponding period in 1996.

     Cost of Sales: Cost of sales for the Manufacturing Products Group for the year ended December 31, 1997 decreased $1.3 million, or 2.5%, to $51.5 million from $52.8 million for the corresponding period in 1996 primarily due to increased sales of lower cost replacement parts at CMI and Tabor, and to improved operating efficiencies at Chandler and Ohio Rod due to increased sales level. The slight decrease in the Manufacturing Group's sales also contributed to the lower cost of sales. The Manufactured Products Group's cost of sales as a percentage of net sales decreased to 65.5% for the year ended December 31, 1997 from 66.9% for the corresponding period in 1996.

     Cost of sales for the Engineering Services Group for the year ended December 31, 1997 increased $4.0 million, or 8.4%, to $51.3 million from $47.3 million for the corresponding period in 1996 primarily due to the increased sales level. As a percentage of net sales, the Engineering Services Group's cost of sales increased to 84.0% for the year ended December 31, 1997 from 83.5% for the corresponding period in 1996 due to increased sales of projects having higher procurement and construction management costs.

     Gross Profit: Gross profit for the Manufactured Products Group for the year ended December 31, 1997 increased $1.0 million, or 3.8%, to $27.1 million from $26.1 million for the corresponding period in 1996 due to the increase in gross profit as a percentage of sales. The Manufactured Products Group's gross profit as a percentage of net sales increased to 34.5% for the year ended December 31, 1997 from 33.1% for the corresponding period in 1996. The increase in the gross profit was primarily due to increased sales of higher margin replacement parts at CMI and Tabor, and to the higher sales levels at Mining Controls, Chandler and Ohio Rod.

     Gross profit of the Engineering Services Group for the year ended December 31, 1997 increased $0.3 million, or 3.2%, to $9.7 million from $9.4 million for the corresponding period in 1996 primarily due to increased project activity. As a percentage of net sales, the Engineering Services Group's gross profit decreased to 16.0% for the year ended December 31, 1997 from 16.5% for the corresponding period in 1996 primarily due to the inclusion of larger projects involving procurement and construction management services, which typically earn a lower profit margin than smaller projects.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the year ended December 31, 1997 increased slightly in comparison to the corresponding period in 1996. Selling, general and administrative expenses as a percentage of net sales remained constant at 15.6% for the year ended December 31, 1997 and for the corresponding period in 1996 due to increased net sales. Lower selling cost reported by the Engineering Services Group were partially offset by increased selling costs within the Manufactured Products Group and increased corporate costs.

     Amortization Expense: Amortization expense of the Company for the year ended December 31, 1997 increased $0.3 million, or 9.7%, to $3.4 million from $3.1 million for the corresponding period in 1996. The increase in amortization expense resulted from the accelerated amortization of an acquisition intangible arising in the 1993 leveraged buy-out. The acceleration of the amortization was due to the completion of the Recapitalization Transactions.

     Operating Income: Operating income of the Company for the year ended December 31, 1997 increased $0.5 million, or 4.5% to $11.7 million from $11.2 million for the corresponding period in 1996 for the reasons discussed above. Operating income as a percentage of net sales increased to 8.4% for the year ended December 31, 1997 from 8.3% for the corresponding period in 1996.

     Interest Expense, Net: Interest expense of the Company for the year ended December 31, 1997 increased $0.2 million, or 5.7%, from the prior year to $3.5 million. The increased interest expense was due to the issuance of the $85.0 million 11% Senior Notes in November, 1997. The increased interest expense was partially offset by a reduction in the interest rate due to the repayment of $20.0 million senior subordinated notes in November, 1997 as well as an additional debt reduction throughout the 1997 calendar year totaling $6.3 million.

     Income from Continuing Operations Before Income Taxes: Income from continuing operations before income taxes for the year ended December 31, 1997 increased $0.3 million, or 3.8%, to $8.2 million from $7.9 million for the corresponding period in 1996 for the reasons discussed above. Income from continuing operations, before income taxes, as a percentage of net sales increased to 5.9% for the year ended December 31, 1997 from 5.8% for the year ended 1996.

     Provision for Income Taxes: Provision for income taxes was $3.2 million for both the years ended December 31, 1997 and 1996. Although income before taxes was slightly higher in 1997, the Company's effective tax rate decreased from 40% in 1996 to 39% in 1997 offsetting the tax effect of the slightly higher earnings level.

     Income from Continuing Operations: Income from continuing operations of the Company for the year ended December 31, 1997 increased $0.3 million, or 6.4%, to $5.0 million from $4.7 million for the corresponding period in 1996 for the reasons discussed above. Income from continuing operations as a percentage of net sales increased to 3.6% for the year ended December 31, 1997 from 3.5% for the corresponding period in 1996.

     Income from Discontinued Operations, Net of Income Taxes: Income from discontinued operations, net of income taxes, for the year ended December 31, 1997 decreased $0.1 million, or 50.0%, to $0.1 million from $0.2 million for the corresponding period in 1996. In 1996, $0.2 million of earnings related to American Fastener Corporation, which was sold on December 31, 1996, and included an estimated gain. In 1997, the final purchase price adjustment for the sale of American Fastener resulted in an addition of $0.1 million gain.

     Income Before Extraordinary Item: The Company's income before extraordinary item for the year ended December 31, 1997 increased $0.2 million, or 4.1%, to $5.1 million from $4.9 million for the corresponding period in 1996 for the reasons discussed above. Income before extraordinary item, net of income taxes, as a percentage of net sales increased to 3.7% for the year ended December 31, 1997 from 3.6% for the corresponding period in 1996.

     Extraordinary Item, Net of Income Taxes: The extraordinary item of $0.6 million for the year ended December 31, 1997 was the loss on the early extinguishment of debt that resulted from retirement of subordinated debt from proceeds of the Senior Note and included amortization of the remaining financing costs and a prepayment penalty.

     Net Income: The net income for the Company for the year ended December 31, 1997 decreased $0.4 million, or 8.2%, to $4.5 million from $4.9 million for the year ended December 31, 1996 for the reasons discussed above. Net income as a percentage of net sales decreased to 3.2% for the year ended December 31, 1997 from 3.6% for the corresponding year ended 1996.

Year Ended December 31, 1996 Compared to Year Ended December 31, 1995

     Net Sales: Net sales for the Manufactured Products Group for the year ended December 31, 1996 increased $4.0 million, or 5.5%, to $78.9 million from $74.9 million in 1995 due primarily to modest increases in a number of businesses, including increased high voltage distribution equipment sales at Mining Controls and increased centrifuge sales at CMI, along with increased sales of spare parts to the coal industry and increased screen sales to the aggregates industry at Tabor. In addition, a full year of CSI's sales were included in 1996 compared to only six months of sales included in 1995.

     Net sales for the Engineering Services Group for the year ended December 31, 1996 increased $4.7 million, or 9.1%, to $56.7 million from $52.0 million in 1995 due primarily to increased revenues from the larger projects in process. Although ten larger projects were in process during the year ended December 31, 1996 as compared to twelve larger projects during 1995, due to the nature of the projects, net sales were $33.1 million in 1996 compared to $32.4 million in 1995. The Engineering Services Group had approximately 250 projects in process during both years.

     Cost of Sales: Cost of sales for the Manufactured Products Group for the year ended December 31, 1996 increased $2.2 million, or 4.3%, to $52.8 million from $50.6 million for the corresponding period in 1995 primarily due to increased sales at CMI, Tabor, CSI and Mining Controls. The Manufactured Products Group's cost of sales as a percentage of net sales decreased to 66.9% for the year ended December 31, 1996 from 67.6% for the corresponding period in 1995 due to increased sales of lower cost replacement parts at CMI and CSI and increased operating efficiencies at Ohio Rod.

     Cost of sales for the Engineering Services Group for the year ended December 31, 1996 decreased $4.8 million, or 9.2%, from $52.1 million to $47.3 million for the corresponding period in 1995. Included in the 1995 cost of sales were additional costs resulting from an approximate $7.8 million loss on a large turnkey project.

     Gross Profit: Gross profit for the Manufactured Products Group for the year ended December 31, 1996 increased $1.8 million, or 7.8%, to $26.1 million from $24.3 million in 1995 due to increased sales at CMI, Tabor, CSI and Mining Controls. The Manufactured Products Group's gross profit as a percentage of net sales increased to 33.1% for the year ended December 31, 1996 from 32.4% in 1995 due to increased sales of higher margin replacement parts products at CMI and CSI (including the successful introduction by CMI of its patented Long Life Parts Package(TM)), increased sales volume at Mining Controls and increased operating efficiencies at Ohio Rod.

     Gross profit of the Engineering Services Group for the year ended December 31, 1996 increased to $9.4 million from a $0.1 million loss for the corresponding period in 1995. The increased gross profit was primarily due to an approximately $7.8 million loss on a large turnkey project that was completed in 1995. The increased gross profit earned in 1996 was also due to the increase in net sales.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the year ended December 31, 1996 increased $1.3 million, or 6.7%, to $21.2 million from $19.9 million in 1995 due to higher selling expenses related to increased net sales, increased executive incentive compensation and costs from a full year of operations at CSI. Selling, general and administrative expenses reported by the Engineering Services Group for 1996 approximated the 1995 level. Due to the increased net sales level, selling, general and administrative expenses as a percentage of net sales was 15.6% for the year ended December 31, 1996 compared to 15.7% in 1995.

     Amortization Expense: Amortization expense was $3.1 million for both the years ended December 31, 1996 and 1995. There were no intangible assets added, or fully amortized in either year, resulting in the consistency of the expense.

     Operating Income: Operating income of the Company for the year ended December 31, 1996 increased $10.0 million to $11.2 million from $1.2 million in 1995 for the reasons discussed above. Operating income as a percentage of net sales increased to 8.3% for the year ended December 31, 1996 from 1.0% in 1995.

     Interest Expense, Net: Net interest expense of the Company decreased $1.5 million to $3.3 million for the year ended December 31, 1996 from $4.8 million for the year ended 1995. This decrease was due to a decrease in debt outstanding. The Company's outstanding debt decreased to $26.9 million as of December 31, 1996 from $37.7 million as of December 31, 1995.

     Gain on Sale of Product Line: In 1995, the Company sold its spoke and nipple product line of its Ohio Rod division. This sale netted a $2.5 million gain recognized in the year ended December 31, 1995. There were no product line sales in 1996.

     Income (Loss) from Continuing Operations before Income Taxes: Income (loss) from continuing operations before income taxes of the Company for the year ended December 31, 1996 increased $9.0 million to income of $7.9 million in 1996 from a loss of $1.1 million in 1995 for the reasons discussed above. Income (loss) from continuing operations before income taxes as a percentage of net sales was 5.9% in 1996 and a negative 0.8% in 1995.

     Provision for Income Taxes: The provision for income taxes of the Company was $3.2 million for the year ended December 31, 1996 compared to $0.1 million for the year ended December 31, 1995. The $3.1 million increase was primarily due to a higher income before income taxes, partially offset with a lower effective tax rate.

     Income (Loss) from Continuing Operations: The income (loss) from continuing operations for the year ended December 31, 1996 increased $5.9 million to $4.7 million from a loss from continuing operations of $1.2 million in 1995 for the reasons discussed above. Income (loss) from continuing operations as a percentage of net sales increased to 3.5% from a negative 0.9% in 1995.

     Income from Discontinued Operations, Net of Taxes: The income from discontinued operations of the Company for the year ended December 31, 1996, decreased $0.7 million to $0.2 million from $0.9 million for the year ended December 31, 1995. In 1996 the Company sold its subsidiary American Fastener Corporation. Earnings from this subsidiary plus the gain on the sale of the subsidiary totaled $0.2 million in that year. In 1995, the Company sold its subsidiary GC Thorsen, Inc. Earnings from this subsidiary plus the gain on the sale of the subsidiary totaled $0.8 million in 1995. Also included in 1995 income from discontinued operations was $0.1 million in earnings from the American Fastener Corporation subsidiary.

     Net Income (Loss): Net income of the Company for the year ended December 31, 1996 increased $5.2 million to $4.9 million from a net loss of $0.3 million in 1995 for the reasons discussed above. Net income (loss) as a percentage of net sales increased to 3.6% for the year ended December 31, 1996 from a negative 0.2% in 1995.

Liquidity and Capital Resources

     Net cash provided by operating activities for the year ended December 31, 1997 was $1.0 million, due primarily to $10.2 million generated from net income and non-cash charges partially offset by a net increase in operating assets and liabilities of $9.2 million. Cash generated by operating activities for the year ended December 31, 1996 was $17.5 million primarily comprised of net income, non-cash charges, deferred income taxes and increases in trade accounts payable and contract billings in excess of related costs. As evidenced by these results, cash flows from operations for any specific period are often materially affected by the timing and amounts of payments on contracts of the Engineering Services Group, and the timing of payments by such Group for products and services.

     Cash used in investing activities for the year ended December 31, 1997 consisted of $2.0 million for capital expenditures resulting from the Company's regular practice of upgrading and maintaining its equipment base and facilities. The Company generated $1.9 million in 1996 from investing activities due to the sale of the Company's American Fastener Corporation subsidiary being partially offset by capital expenditures.

     Cash used in financing activities for 1997 was $0.7 million, and included $85.0 million from the issue of Senior Notes less associated financing costs and funds used to repurchase common stock, preferred stock and warrants, and to retire subordinated debt. Cash used in financing activities in 1996 was $10.0 million, primarily to reduce amounts outstanding under the Company's credit facility, consistent with Senior Management's goal of reducing the leverage from the 1993 buyout.

     The Company's liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations. Based on current and planned operations the Company believes that funds provided from operations, along with cash on hand, will be adequate to meet its anticipated debt service requirements, working capital needs and capital expenditures. In connection with the Offering, the Company amended its credit facility to provide a $20.0 million revolving line of credit, subject to borrowing base limitations. The amended term is for a three-year period. At December 31, 1997, there were no borrowings under the Senior Credit Facility (excluding $4.0 million in outstanding letters of credit and excluding payment and performance bonds) nor were any borrowings drawn upon closing of the Offering.

     Upon consummation of the Offering and the Recapitalization Transactions, the senior subordinated notes were retired, along with the related warrants and the Company's total outstanding senior indebtedness, in addition to the Notes in the total principal amount of $85 million, was approximately $0.8 million (excluding $4.0 million in outstanding letters of credit and excluding payment and performance bonds). The Company will incur $9.4 million in interest expense annually with respect to the Notes. The Company expects to meet its debt service requirements from funds provided from operations. Based on current and planned operations, the Company believes that funds provided from operations, along with cash on hand, will be adequate to meet its anticipated debt service requirements. The Company does not expect these debt service requirements to adversely affect its financial condition, results of operation, capital expenditures, acquisitions and anticipated operations.

Backlog

     The Company's backlog consists primarily of that portion of contracts for the Engineering Services Group that have been awarded but not performed and also includes open orders for the Manufactured Products Group. Backlog at December 31, 1997 increased $36.9 million, or 74.7%, to $86.3 million from $49.4 million at December 31, 1996. Approximately $8.2 million and $9.0 million, respectively, for each period relates to the Manufactured Products Group, with the remainder relating to the Engineering Services Group. Within the Engineering Services Group's backlog at December 31, 1997, $18.0 million relates to a coal handling facility, $9.2 million relates to the engineering and procurement of coal processing equipment, $20.4 million relates to the engineering and procurement of equipment for two material handling system projects, approximately $22.9 million relates to nine projects with individual backlogs in excess of $1.0 million, and the remaining backlog of $7.6 million results from approximately 90 additional projects with individual backlogs of less than $1.0 million. A substantial majority of current backlog is expected to be realized in the next twelve months.

Year 2000

     The Company has conducted a review of its computer systems to identify the systems that could be affected by the "Year 2000" problem, being the inability of many computer systems to incorporate in the date field the upcoming change in millennium, thus creating the risk of erroneous results or complete system failure by the Year 2000. The Company is developing an implementation plan to eliminate the potential problem. The Company presently believes that, with modifications to existing software and converting to new software, the Year 2000 problem will not pose significant operational problems for the Company's computer systems as so modified and converted. The Company believes that addressing its Year 2000 issues will not result in a material cost. If such modifications and modifications and conversions are not completed timely, the Year 2000 problem may have a material impact on the operations of the Company.

Inflation

     Historically, general inflation has had only a minor affect on the operations of the Company and its internal and external sources for liquidity and working capital, and the Company has generally been able to increase prices to reflect cost increases.


ITEM 7A.  MARKET RISK

     In 1997, approximately 17% of the Company's net sales were attributable to products sold or services provided outside of the United States. In 1997, the majority of the Company's foreign sales were from Poland, China, Mexico, Trinidad and Indonesia. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions.


ITEM 8.   FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements of Elgin National Industries, Inc.



                                                                                                         Page
                                                                                                         -----
Report of Independent Accountants......................................................................    21

Consolidated Balance Sheets as of December 31, 1997 and December 31, 1996..............................    22

Consolidated Statements of Income (Loss) for the years ended December 31, 1997, 1996 and 1995..........    23

Consolidated Statements of Changes in Stockholder's Deficit for the years ended December 31, 1997,
 1996 and 1995.........................................................................................    24

Consolidated Statements of Cash Flows for the years ended December 31, 1997, 1996 and 1995.............    25

Notes to Consolidated Financial Statements.............................................................    26


REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Elgin National Industries, Inc.

     We have audited the accompanying consolidated balance sheets of Elgin National Industries, Inc. (formerly known as ENI Holding Corp.) and Subsidiary Companies as of December 31, 1997 and 1996 and the related consolidated statements of income (loss), changes in stockholder's deficit and cash flows for each of the three years in the period ended December 31, 1997. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

     We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elgin National Industries, Inc. and Subsidiary Companies as of December 31, 1997 and 1996, and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 1997, in conformity with generally accepted accounting principles.



Coopers & Lybrand L.L.P.

Chicago, Illinois
March 6, 1998

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 1997 and 1996
                       (in thousands except share data)


                                  Assets                                                       1997          1996
                                  ------                                                     ---------     ---------

Current assets:
  Cash and cash equivalents..........................................................        $  9,337       $10,991
  Accounts receivable, net...........................................................          27,355        19,888
  Inventories, net...................................................................          13,497        12,901
  Prepaid expenses and other assets..................................................           1,728           714
  Deferred income tax................................................................           1,596         3,446
                                                                                             --------       -------
      Total current assets...........................................................          53,513        47,940
Property, plant and equipment, net...................................................          13,582        13,741
Other assets.........................................................................          23,334        21,053
Goodwill and intangibles.............................................................          12,450        13,180
                                                                                             --------       -------
      Total assets...................................................................        $102,879       $95,914
                                                                                             ========       =======


                  Liabilities and Stockholder's Deficit
                  -------------------------------------

Current liabilities:
  Current portion of long-term debt..................................................        $    311       $ 3,893
  Accounts payable & accrued expenses................................................          29,967        28,859
                                                                                             --------       -------
      Total current liabilities......................................................          30,278        32,752
Long-term debt less current portion..................................................          85,440        22,998
Other liabilities....................................................................           1,410           965
Deferred income tax..................................................................           4,385         6,091
                                                                                             --------       -------
      Total liabilities..............................................................         121,513        62,806
                                                                                             --------       -------
Redeemable preferred stock units.....................................................          10,379         9,651
                                                                                             --------       -------
Redeemable preferred stock...........................................................           2,847        25,729
                                                                                             --------       -------
Common stock, (redeemable) (Class A, B and C) (par value $.01 per share; authorized
  57,703 shares; 18,362 issued and outstanding as of December 31, 1996)
Paid in capital......................................................................                         1,519
                                                                                                            -------
Stockholder's deficit:
  Common stock, (Class A) (par value $.01 per share; authorized 23,678 shares; 6,408 issued and outstanding as of December 31, 1997)
  Retained deficit...................................................................         (31,860)       (3,791)
                                                                                             --------       -------
      Total stockholder's deficit....................................................         (31,860)       (3,791)
                                                                                             --------       -------
      Total liabilities and stockholder's deficit....................................        $102,879       $95,914
                                                                                             ========       =======

   The accompanying notes are an integral part of the consolidated financial statements.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   CONSOLIDATED STATEMENTS OF INCOME (LOSS)

             For the Years Ended December 31, 1997, 1996 and 1995
                                (in thousands)



                                                                              1997             1996           1995
                                                                                    --------         --------       --------
Sales, net.................................................................         $139,615         $135,651       $126,839
Cost of sales..............................................................          102,744          100,119        102,654
                                                                                    --------         --------       --------
  Gross profit.............................................................           36,871           35,532         24,185
Selling, general and administrative expenses...............................           21,840           21,226         19,891
Amortization expense.......................................................            3,447            3,085          3,052
                                                                                    --------         --------       --------
  Operating income.........................................................           11,584           11,221          1,242
Other expenses (income)
  Interest expense, net....................................................            3,471            3,340          4,807
  Gain on sale of product line.............................................                                           (2,520)
                                                                                    --------         --------       --------
Income (loss) from continuing operations before income taxes...............            8,113            7,881         (1,045)
Provision for income taxes.................................................            3,187            3,191            124
                                                                                    --------         --------       --------
Income (loss) from continuing operations...................................            4,926            4,690         (1,169)
Discontinued operations
  Income from discontinued operations (less applicable income taxes of
    $0, $33, and $200, respectively).......................................                                51            281

  Gain on sale of discontinued operations (less applicable income taxes
    of $78, $77 and $375, respectively)....................................              122              123            595
                                                                                    --------         --------       --------
Income (loss) before extraordinary item....................................            5,048            4,864           (293)
                                                                                    --------         --------       --------
Extraordinary loss on early extinguishment of debt, net of tax benefit of
 $366......................................................................             (582)
                                                                                    --------         --------       --------
Net income (loss)..........................................................         $  4,466         $  4,864       $   (293)
                                                                                    ========         ========       ========

   The accompanying notes are an integral part of the consolidated financial statements.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

              For the Years Ended December 31, 1997, 1996 and 1995
                        (in thousands except share data)

                                                                                          Total
                                                                  Common    Retained   Stockholder's
                                                                   Stock   (Deficit)      Deficit
                                                                  -------  ----------  --------------


Balance as of December 31, 1994.................................  $          $ (3,030)       $ (3,030)
Net loss for the year ended December 31, 1995...................                 (293)           (293)
Redeemable preferred stock and redeemable preferred stock unit
  dividends ($10 per share).....................................               (2,666)         (2,666)
                                                                  -------    --------        --------
Balance as of December 31, 1995.................................               (5,989)         (5,989)
Net income for the year ended December 31, 1996.................                4,864           4,864
Redeemable preferred stock and redeemable preferred stock unit
  dividends ($10 per share).....................................               (2,666)         (2,666)
                                                                  -------    --------        --------
Balance as of December 31, 1996.................................               (3,791)         (3,791)
                                                                  -------    --------        --------
Net income for the year ended December 31, 1997.................                4,466           4,466
Redeemable preferred stock and redeemable preferred stock unit dividends (173,946 shares at $8.47 per share; 96,629 shares
  at $10 per share).............................................               (2,399)         (2,399)
Repurchase Class B and C common stock...........................              (30,136)        (30,136)
                                                                  -------    --------        --------
Balance as of December 31, 1997.................................  $          $(31,860)       $(31,860)
                                                                  =======    ========        ========

   The accompanying notes are an integral part of the consolidated financial statements.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1997, 1996 and 1995
                                 (in thousands)



                                                                   1997        1996        1995
                                                                 -------     --------    --------
Cash flows from operating activities:
  Net income (loss)...........................................   $  4,466    $  4,864    $   (293)
  Adjustments to reconcile net income (loss) to net cash
   provided by operating activities:
    Depreciation and amortization.............................      6,217       5,683       6,084
    Provision for deferred income taxes.......................                  1,716         411
    Provision for doubtful accounts...........................        111         187         126
    Provision for inventories.................................        419         751         648
    Gain on sale of American Fastener Corporation.............       (200)       (200)
    Gain on sale of product line..............................                             (2,520)
    Gain on sale of GC Thorsen, Inc...........................                               (970)
    Income from pension overfunding...........................       (757)       (758)       (780)
    (Gain) loss on the disposal of assets.....................        (16)        (46)         82
  Changes in assets and liabilities:
    (Increase) decrease in accounts receivable................     (7,578)       (813)     13,572
    (Increase) decrease in inventories........................     (1,015)       (633)         96
    (Increase) decrease in prepaid expenses and other assets..     (2,393)        180          52
    Increase (decrease) in accounts payable and accrued
     expenses.................................................      1,754       6,575     (16,366)
                                                                 --------    --------    --------

       Net cash provided by operating activities..............      1,008      17,506         142
                                                                 --------    --------    --------
Cash flows from investing activities:
  Proceeds from the sale of assets............................         26         214          45
  Purchase of property, plant and equipment...................     (1,974)     (2,153)     (1,610)
  Purchase Centrifugal Services, Inc..........................                             (2,334)
  Purchase assets of Process Equipment Company................                               (798)
  Proceeds from the sale of American Fastener Corporation.....                  3,874
  Proceeds from the sale of product line......................                              5,682
  Proceeds from the sale of GC Thorsen, Inc...................                             23,493
                                                                 --------    --------    --------
       Net cash (used) provided by investing activities.......     (1,948)      1,935      24,478
                                                                 --------    --------    --------
Cash flows from financing activities:
  Repurchase redeemable preferred stock.......................    (24,553)
  Repurchase common stock.....................................    (31,655)
  Debt issuance costs.........................................     (3,366)
  Borrowings on revolving debt................................                              2,500
  Borrowings on long-term debt................................     85,000
  Repayments of long-term debt................................    (26,140)    (10,785)    (23,391)
  Decrease in cash overdrafts.................................                             (1,394)
                                                                 --------    --------    --------
       Net cash used in financing activities..................       (714)    (10,785)    (22,285)
                                                                 --------    --------    --------
Net (decrease) increase in cash...............................     (1,654)      8,656       2,335
Cash and cash equivalents at beginning of period..............     10,991       2,335
                                                                 --------    --------    --------
Cash and cash equivalents at end of period....................   $  9,337    $ 10,991    $  2,335
                                                                 ========    ========    ========

   The accompanying notes are an integral part of the consolidated financial statements.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company

     Elgin National Industries, Inc. ("the Company") owns and operates a diversified group of middle-market industrial manufacturing and engineering services businesses. The Company is organized into two operating groups. Through its Manufactured Products Group, the Company manufactures and supplies custom-designed, highly engineered products used by a wide variety of customers in the industrial equipment, durable goods, mining, mineral processing and electric utility industries, primarily within the United States. Through its Engineering Services Group, the Company provides design, engineering, procurement and construction management services for mineral processing and bulk materials handling systems used in the mining, mineral processing, electric utilities and the rail and marine transportation industries, both within the United States and internationally. The Company's distribution operation included American Fastener Corporation and GC Thorsen, Inc. which were sold in 1996 and 1995, respectively. These operations have been classified and shown as discontinued operations. (See
Note 21.)


2. Repurchase of Stock Owned by Outside Institutional Investors and Merger of ENI Holding Corp. with Elgin National Industries, Inc.

     On November 5, 1997 the Company issued $85,000,000 of 11.0% senior notes, part of the proceeds of which was used to repurchase or retire (a) all common stock, preferred stock (all of which was redeemable) and common stock warrants not owned by Senior Management, representing approximately 68% of the total equity of the Company for the aggregate purchase price of $56,208,000 and (b) the senior subordinated indebtedness of its subsidiary, Elgin National Industries, Inc., by payment of $20,777,000 representing the aggregate amount of principal outstanding on such senior subordinated debt and all accrued interest thereon and prepayment fees. The cost of early extinguishment of the senior subordinated debt includes amortization of the remaining financing cost of $648,000 and prepayment penalty of $300,000 and is reflected net of taxes as an extraordinary item on the accompanying consolidated statements of income. Effective immediately after repurchase and redemption, Elgin National Industries, Inc. merged into ENI Holding Corp., with ENI Holding Corp. being the surviving corporation. ENI Holding Corp. then changed the name of the surviving corporation to Elgin National Industries, Inc.


3. Summary of Significant Accounting Policies

     The significant accounting policies of the Company are summarized below:

  (a) Principles of Consolidation

     The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany transactions and balances have been eliminated in consolidation.

  (b) Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

  (c) Revenues and Cost Recognition on Contracts

     The length of the Company's construction contracts varies, but is typically longer than one year. However, in accordance with industry practice, contract-related assets and liabilities are classified as current in the accompanying consolidated balance sheets. Revenues are recognized on the percentage-of-completion method measured by comparing costs incurred to date with total estimated costs on each project. Contract costs include direct material and engineering costs along with indirect costs related to contract performance. Favorable adjustments to these cost

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES estimates are made and recognized in income over the remaining contract period. Unfavorable adjustments are recorded as soon as they are apparent. Estimated losses on uncompleted contracts are provided in full within the period in which such losses are determinable.

  (d) Inventories

      are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) and the average cost bases.

  (e) Property, Plant and Equipment

     Property, plant and equipment are stated at cost. Depreciation is computed principally using the straight-line and double declining-balance methods over the estimated useful lives of the related assets which range from 3 to 30 years. Upon the sale or other disposition of an asset, the cost and related accumulated depreciation are removed from the accounts, and the gain or loss is included in income. Maintenance and repair costs are charged to earnings as incurred. Costs of improvements are capitalized.

  (f) Goodwill and Intangibles

     The excess of cost over fair value of the net assets acquired is reflected in the consolidated financial statements as goodwill and is being amortized using the straight-line method over a period of twenty years.

     Intangibles consist primarily of non-compete agreements and are being amortized using the straight-line method over a period of five years.

  (g) Long-Lived Assets

     Effective 1996, the Company adopted Statement of Financial Accounting Standards No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of" (SFAS 121), which requires that long-lived assets and certain identifiable intangibles of an entity be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be fully recoverable. In the event that facts and circumstances indicate that the cost of any long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required. The adoption did not have a material effect on the Company's financial position or results of operation.

  (h) Income Taxes

     Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at December 31, 1997 and 1996 based on tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

  (i) Warrants Subject to Put

     Warrants were issued to the senior subordinated debt holders and are stated at their estimated fair value. As discussed in Note 11, these warrants were subject to a put option at a price equal to the fair value of the underlying stock. The warrants were repurchased by the Company on November 5, 1997.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

  (j) Cash Equivalents

     The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents, which approximate fair value.

  (k) Accounting Principles to be Adopted

     The Company will implement the provisions of Statement of Financial Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which will be effective for interim and annual financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. Management believes that adoption of SFAS No. 130 will not have a material effect on the Company.

     The Company will implement the provisions of Statement of Financial Accounting Standards No. 131, "Disclosures about Segments of an Enterprise and Related Information" (SFAS No. 131), which will be effective for periods beginning after December 15, 1997. SFAS No. 131 specifies revised guidelines of determining an entity's operating segments and the type and level of financial information to be disclosed. The Company intends to adopt this standard in 1998 by making the required note disclosures. The adoption of this standard is not expected to have a material effect on the Company's financial position or results of operations.

  (l) Reclassification

     Certain amounts in the 1996 and 1995 financial statements have been reclassified to conform to 1997 presentation.

4. Accounts Receivable

     Accounts receivable consist of:

                                                                                                     December 31,
                                                                                             --------------------------
                                                                                                 1997          1996
                                                                                             ------------  ------------
                                                                                                   (in thousands)

      Trade accounts........................................................................      $ 9,183       $ 8,655
                                                                                                  -------       -------
      Construction contracts:
         Billed.............................................................................       14,009         9,551
         Costs and estimated earnings in excess of billings on
           contracts........................................................................        2,830           436
         Retainage due upon completion of contracts.........................................        1,697         1,558
                                                                                                  -------       -------
                                                                                                   18,536        11,545
                                                                                                  -------       -------
      Other receivables.....................................................................          214           241
                                                                                                  -------       -------
                                                                                                   27,933        20,441
      Less allowance for doubtful accounts..................................................          578           553
                                                                                                  -------       -------
                                                                                                  $27,355       $19,888
                                                                                                  =======       =======

     Billings exceeded related costs and gross profit recognized on certain contracts by $9,793,000 and $8,446,000 as of December 31, 1997 and 1996,
respectively. These amounts are classified as current liabilities in the accompanying consolidated balance sheets.

     It is estimated that all of the retainage due upon completion of contracts at December 31, 1997 will be collected in 1998.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

     A significant portion of the Company's business activity is concentrated within the coal mining industry. Accounts receivable at December 31, 1997 and 1996 from companies within the coal mining industry were $7,556,000 and $9,601,000, respectively.

5. Inventories

  Inventories consist of:

                                                              December 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
                                                             (in thousands)
       Finished goods.................................     $ 8,073    $ 7,008
       Work-in-process................................       1,524      1,260
       Raw materials..................................       5,501      6,029
                                                           -------    -------
                                                            15,098     14,297
       Less excess and obsolete reserve...............       1,601      1,396
                                                           -------    -------
                                                           $13,497    $12,901
                                                           =======    =======

6. Property, Plant and Equipment

     Property, plant and equipment, at cost, consist of:

                                                              December 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
                                                             (in thousands)

       Land...........................................     $ 1,560    $ 1,560
       Buildings and improvements.....................       4,660      4,457
       Machinery and equipment........................      16,585     15,057
                                                           -------    -------
                                                            22,805     21,074
       Less accumulated depreciation..................       9,223      7,333
                                                           -------    -------
                                                           $13,582    $13,741
                                                           =======    =======

     Depreciation expense, including amounts related to discontinued operations, for the years ended December 31, 1997, 1996 and 1995 was $2,122,000, $2,479,000
and $2,737,000, respectively.

7. Goodwill and Intangibles

     The components of goodwill and intangibles are as follows:

                                                              December 31,
                                                          -------------------
                                                            1997       1996
                                                          --------   --------
                                                             (in thousands)

       Goodwill.......................................     $ 9,891    $ 9,891
       Non-compete agreements.........................       8,934      8,934
       Financing and acquisition costs................       3,619      4,505
                                                           -------    -------
                                                            22,444     23,330
       Less accumulated amortization..................       9,994     10,150
                                                           -------    -------
                                                           $12,450    $13,180
                                                           =======    =======

     Amortization expense, including amounts related to discontinued operations and the early extinguishment of debt, was $4,095,000, $3,204,000 and $3,347,000, for the years ended December 31, 1997, 1996 and 1995, respectively.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

8. Accounts Payable and Accrued Expenses

     Accounts payable and accrued expenses consist of:

                                                              December 31,
                                                           ------------------
                                                             1997      1996
                                                           --------  --------
                                                             (in thousands)
       Accounts payable--trade.........................     $ 7,754   $ 8,922
       Accounts payable--other.........................         403       319
       Billings on contracts in excess of costs and
         gross profit recognized.......................       9,793     8,446
       Accrued payroll and commissions.................       3,391     2,752
       Other accruals..................................       8,626     8,420
                                                            -------   -------
                                                            $29,967   $28,859
                                                            =======   =======

9. Income Taxes

     The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset and their approximate tax effect are as follows:

                                                   December 31, 1997             December 31, 1996
                                                  -------------------           --------------------
                                                  Temporary     Tax              Temporary     Tax
                                                  Difference   Effect           Difference    Effect
                                                  ----------  -------           ----------   -------
                                                    (in thousands)                  (in thousands)
       Accounts receivable.................                                       $    553   $   214
       Inventories.........................         $  1,634  $   631                1,998       772
       Accrued expenses....................            6,390    2,468                5,765     2,227
       Intangibles.........................            5,103    1,971                3,471     1,341
       Net operating loss..................                       448                            448
                                                    --------  -------             --------   -------
            Total deferred tax asset.......           13,127    5,518               11,787     5,002
                                                    --------  -------             --------   -------
       Accounts receivable.................           (1,161)    (449)
       Prepaid pension.....................          (18,791)  (7,257)             (18,032)   (6,965)
       Property plant & equipment..........           (1,557)    (601)              (1,766)     (682)
                                                    --------  -------             --------   -------
            Total deferred tax liability...          (21,509)  (8,307)             (19,798)   (7,647)
                                                    --------  -------             --------   -------
       Net deferred tax liability..........         $ (8,382) $(2,789)            $ (8,011)  $(2,645)
                                                    ========  =======             ========   =======

     The components of the provision (benefit) for income taxes are:


                                             Years Ended December 31,
                                         --------------------------------
                                           1997        1996        1995
                                         --------    --------    --------
                                                  (in thousands)
       Current
          Federal.....................     $2,142      $1,167        $166
          State.......................        575         573         283
          Foreign.....................         38
       Deferred
          Federal.....................        118       1,473         300
          State.......................         26          88         (50)
                                           ------      ------        ----
                                           $2,899      $3,301        $699
                                           ======      ======        ====


           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

     Allocation of the provision for income taxes in the 1997, 1996 and 1995 Consolidated Statements of Income (Loss) include the following:

                                                       Years Ended December 31,
                                                       ------------------------
                                                        1997     1996     1995
                                                       ------   ------   ------
                                                            (in thousands)

          Continuing operations....................    $3,187   $3,191    $124
          Discontinued operations--income
            from discontinued operations...........                 33     200
          Discontinued operations--gain on sale of
            discontinued operations................        78       77     375
          Extraordinary loss--tax benefit..........      (366)
                                                       ------   ------    ----
                                                       $2,899   $3,301    $699
                                                       ======   ======    ====

     The Company's effective tax rates of 39%, 40% and 172% for the years ended December 31, 1997, 1996 and 1995, respectively, differ from the statutory federal tax rate of 34% as follows:

                                                       Years Ended December 31,
                                                       ------------------------
                                                        1997     1996     1995
                                                       ------   ------   ------
                                                            (in thousands)

          Income before income taxes...............     $7,365   $8,165   $406
                                                        ======   ======   ====
          Statutory federal income tax.............      2,504    2,776    138
          State taxes net of federal benefit.......        455      418    130
          Foreign sales corporation income tax.....         88       54      5
          Other Items..............................       (148)      53    426
                                                        ------   ------   ----
                                                        $2,899   $3,301   $699
                                                        ======   ======   ====

     The Company made cash payments for income taxes totalling $3,201,000, $1,585,000 and $538,000 during the years ended December 31, 1997, 1996 and 1995, respectively.

10. Long-Term Debt

     Long-term debt consists of:

                                                                                         December 31,
                                                  Interest Rate at       Year of      ------------------
                   Type of Issue                  December 31, 1997      Maturity      1997        1996
                   -------------                  -----------------      --------     -------    -------
        Fixed rate:                                                                      (in thousands)
            Senior notes......................          11.00%             2007       $85,000
            Senior subordinated notes.........                             2001                  $19,847*
            Notes payable.....................           6.00%             2000           751      1,044
        Variable rate:
            Revolver loan.....................                             2000
            Term loan.........................                             1998                    6,000*
                                                                                      -------    -------
        Total long-term debt..................                                         85,751     26,891
        Less current maturities...............                                            311      3,893
                                                                                      -------    -------
        Total non-current long-term debt......                                        $85,440    $22,998
                                                                                      =======    =======

--------------
*Loans prepaid in year ended December 31, 1997

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

     Under the terms of the Bank Credit Agreement, the revolver loan has a borrowing capacity of up to $20,000,000 (less any outstanding letters of credit) based upon a monthly variable borrowing base. At December 31, 1997, the Company's available borrowing base of $15,988,000 less their outstanding letters of credit of $3,953,000 resulted in an unused portion of the revolving credit facility of $12,035,000. The revolver interest was at either (a) the greater of Federal Funds Rate plus 0.5% or the bank's reference rate, or (b) LIBOR plus 1.5%. A commitment fee of 3/10% per annum on unused borrowable money under the revolving loan and a 1.5% per annum fee for outstanding letters of credit is payable to the bank quarterly.

     The Company's accounts receivables and inventory are pledged under the terms of the Bank Credit Agreement.

    The Bank Credit Agreement contains certain restrictive covenants, which, among other things, limit the amount of indebtedness, limit the payment of dividends and require the maintenance of certain financial ratios.

     Annual principal payments on long-term debt at December 31, 1997 were as follows (in thousands):


                                     Senior     Notes
                                     notes     payable     Total
                                    -------    -------    -------
          1998.................                  $311     $   311
          1999.................                   331         331
          2000.................                   109         109
          2001.................
          2002.................
          2003 and thereafter..     $85,000                85,000
                                    -------    ------     -------
                                    $85,000      $751     $85,751
                                    =======    ======     =======

     Under the terms of the senior notes, the Company is required to make only interest payments until the senior notes maturity in 2007. The senior notes may be redeemed, in whole or in part, at any time on or after November 1, 2002 at the option of the Company, at the redemption prices as detailed below, being equal to a percentage of the principal amount of the notes being redeemed, plus accrued and unpaid interest and specified liquidated damages, if any, to the date of redemption.


          Year                         Percentage
          ----                         ----------

          2002.....................    105.500%
          2003.....................    103.667%
          2004.....................    101.833%
          2005 and thereafter......    100.000%

     In addition, in the event of a Change of Control, each holder of the senior notes will have the right to require the Company to make an offer to purchase such holder's notes, in whole or in part, at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

     The senior notes contain certain restrictive covenants, which, among other things, limit the ability of the Company to incur additional indebtedness and make certain restricted payments, grant liens upon its assets, sell certain assets, merge or consolidate.

     The senior notes are unsecured obligations and are guaranteed by the Company's material domestic subsidiaries.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

     The Company's interest expense for the years ended December 31, 1997, 1996 and 1995 was $4,282,000, $3,662,000 and $4,953,000, respectively. The Company made cash payments for interest totalling $2,964,000, $3,760,000 and $5,084,000, respectively, during 1997, 1996 and 1995.

     Based upon the Company's ability to obtain financing under similar terms, the estimated fair value of the Company's long-term debt including the current portion was $88,938,000 at December 31, 1997 and approximated its carrying value at December 31, 1996.

11. Warrants Subject to Put

     Effective November 5, 1997, the Company repurchased warrants outstanding from its senior subordinated debt holders for the purchase of up to 1,678 shares of Class B common stock. The warrants also had a put option which, under certain events, allowed the holders to exercise the put option at the fair value of the underlying common stock represented by the warrants. The estimated fair value of the warrants was $153,000 at December 31, 1996, and was included in other accruals.

12. Redeemable Preferred Stock Units

     In exchange for amounts owed to certain officers, the Company granted to them redeemable preferred stock units redeemable on December 31, 2007 with an aggregate principal value of $7,274,000 provided, that, the Company's obligation to make a redemption payment at such time is subject to the restrictions contained in the Indenture governing the 11% senior notes due 2007.

     The Company had accrued dividend equivalent amounts equal to $3,105,000 and $2,377,000 at December 31, 1997 and 1996, respectively. Principal and accrued dividend equivalent amounts were $10,379,000 and $9,651,000 at December 31, 1997 and 1996, respectively, and will be paid in tandem with the Company's redeemable preferred stock dividend and redemption payments.

13. Redeemable Preferred Stock

     The Company has 550,000 shares of $1.00 par value redeemable preferred stock authorized with 19,952 shares issued and outstanding at December 31, 1997. The redeemable preferred stock is mandatorily redeemable at $100 per share totalling $1,995,000 for all shares currently outstanding, plus all accrued and unpaid dividends thereon on December 31, 2007 or upon the occurrence of a qualified public offering or other sale of the Company.

     The redeemable preferred stock has a preferential liquidation value of $100 per share and accrues cumulative preferred dividends at 10% per annum of the liquidation value. Dividends accrue cumulatively at a rate of 10% per annum. Redeemable preferred stock has no voting rights.

     With the completion of the repurchase (see Note 2.) on November 5, 1997, the Company repurchased all redeemable preferred stock not owned by Senior Management.

     The Company had accrued dividends of $852,000 and $6,339,000 as of December 31, 1997 and 1996, respectively.

14. Common Stock

     In conjunction with the repurchase of all outstanding Class B and Class C common stock which was owned by outside institutional investors (see Note 2.), the Company's Articles of Incorporation were amended, eliminating Class B and Class C common stock. All associated paid in capital was eliminated in the repurchase and redemption transaction.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

     Following are the number of shares authorized, issued and outstanding for each of the Company's classes of capital stock as of December 31, 1997 and 1996.

                                                                                  1996
                                                            1997      -----------------------------
                                                           Common     Common     Common     Common
                                                           Class A    Class A    Class B    Class C
                                                           -------    -------    -------    -------
          Par value...........................             $  0.01    $  0.01    $  0.01    $  0.01
          Shares authorized...................              23,678     23,678     23,678     10,347
          Shares issued and outstanding.......               6,408      6,408      1,608     10,346

     Class A common stock has voting rights of one vote per share.

     All classes of common stock were formerly subject to a put option (by agreement of the shareholders) available in certain circumstances whereby the common stock could be sold back to the Company. This put option was eliminated in connection with the repurchase of all outstanding stock owned by outside institutional investors.

15. Pension and Profit Sharing Plans

     The Company has a noncontributory defined benefit plan which is open to all eligible, full-time, nonunion employees and is salary related and integrated with Social Security. The Company's funding policy for the plan is to fund the minimum annual contribution required by applicable regulations.

     Pension plan assets are primarily invested in bonds, corporate notes and common stock.

     The following table sets forth the funded status of the pension plan and amounts recognized in the Company's consolidated financial statements at December 31:

                                                                                       1997         1996
                                                                                       ----         ----
                                                                                        (in thousands)

          Actuarial present value of benefit obligations--accumulated benefit obligations, including vested benefits, of $14,348 and $14,849
            respectively..................................................           $14,729       $15,314
                                                                                     =======       =======
          Projected benefit obligations for service rendered..............           $17,134       $17,276
          Plan assets at fair value.......................................            39,858        35,636
                                                                                     -------       -------
          Plan assets in excess of projected benefit obligations..........            22,724        18,360
          Unrecognized prior service cost.................................              (170)         (191)
          Unrecognized (gain) loss from experience........................            (3,763)         (135)
                                                                                     -------       -------
          Prepaid pension cost included in other assets...................           $18,791       $18,034
                                                                                     =======       =======

     Net pension cost included the following components:


                                                                                           1997        1996        1995
                                                                                           ----        ----        ----
          Service cost--benefits earned during the period...........................     $   745     $   767     $   629
          Interest cost on projected benefit obligation.............................       1,063       1,024       1,127
          Actual return on plan assets..............................................      (6,174)     (2,524)     (5,420)
          Net amortization and deferral.............................................       3,609         (25)      2,884
                                                                                         -------     -------     --------
          Subtotal net periodic pension income......................................         757         758         780
          Recognition of GC Thorsen, Inc. settlement and curtailment................                                (217)
                                                                                         -------     -------     -------
          Total net periodic pension income.........................................     $   757     $   758     $   563
                                                                                         =======     =======     =======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

     In determining the actuarial present value of the projected benefit obligations, the settlement rate used was 6.25% and 6.5% in 1997 and 1996, respectively. For 1997 and 1996 the rate of increase in the future compensation level was 5.5%. The expected long-term rate of return on assets was 8.0% in 1997 and 1996.

     In addition, the Company makes contributions to a union-administered pension plan for certain employees who do not participate in the Company's pension plan. The Company's aggregate expense for these plans for the years ended December 31, 1997, 1996 and 1995 was $55,000, $56,000 and $68,000,
respectively.

     The Company has a combined 401(k) employee savings and a profit sharing plan for all eligible, full-time, nonunion employees. Contributions to the plan are based upon management's discretion. The Company's aggregate expense for these plans for the years ended December 31, 1997, 1996 and 1995 was $1,325,000, $1,241,000 and $1,024,000, respectively.

     In 1995, the Company established a nonqualified supplemental employee retirement plan ("SERP") for certain employees whose pension benefits were limited by the Omnibus Budget Reconciliation Act of 1993, the Employee Retirement Income Security Act and the Uruguay Round General Agreement on Tariffs and Trade ("GATT").

     The following table sets forth the funded status of the SERP and amounts recognized in the Company's consolidated financial statements at December 31:

                                                                                         1997     1996
                                                                                       -------    -----
                                                                                        (in thousands)
          Actuarial present value of accumulated benefit obligation including
          vested benefits of $664 and $245 respectively...........................     $   664    $ 245
          Projected benefit obligation for service rendered.......................     =======    =====
          Plan assets at fair value...............................................     $ 1,069    $ 825
          Projected benefit obligation in excess of plan assets...................      (1,069)    (825)
          Unrecognized prior service cost.........................................         362      504
          Unrecognized net loss from experience...................................         227       47
                                                                                       -------    -----
          Pension liability included in other liabilities.........................     $  (480)   $(274)
                                                                                       =======    =====

     Net SERP cost included in the following components:

                                                                            1997        1996        1995
                                                                            ----        ----        ----
          Service cost benefits earned during the period................   $  64       $  56       $  44
          Interest cost on projected benefit obligation.................      64          47          44
          Net amortization and deferral.................................     151          41          41
                                                                           -----       -----       -----
          Net periodic pension cost.....................................   $ 279       $ 144       $ 129
                                                                           =====       =====       =====

     In determining the actuarial present value of the projected benefit obligation, the settlement rate used was 6.25% and 6.50% in 1997 and 1996, respectively. For 1997 and 1996, the rate of increase in the future compensation level was 5.5%.

     In addition, the Company established during 1995 a non-qualified profit sharing plan for certain employees whose 401(k) benefits were also limited by the Omnibus Budget Reconciliation Act of 1993, the Employee Retirement Income Security Act and the Uruguay Round General Agreement on Tariffs and Trade ("GATT"). The Company's expense for this plan in 1997, 1996 and 1995 was $77,000, $61,000 and $50,000, respectively.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

16. Leases

     The Company has entered into noncancellable operating leases, primarily for office space, vehicles and equipment, that have initial or remaining terms of more than one year.

     Future minimum annual rental expenditures are as follows:

                                                      (in thousands)
                                                      --------------
          1998...................................     $        1,230
          1999...................................              1,175
          2000...................................                808
          2001...................................                567
          2002...................................                532
          2003 and thereafter....................              1,785
                                                      --------------
                                                      $        6,097
                                                      ==============

     Rental expense for the twelve months ended December 31, 1997, 1996 and 1995 was $1,422,000, $1,609,000 and $1,582,000, respectively.

17. Related Party Transactions

     At December 31, 1997 and 1996, the Company had the following outstanding notes receivables and note payable:

     (I) Two notes receivable from a limited partnership owned by an officer each with principal due in the amount of $1,000,000 due in December, 2007. Prepayment is required if the value to be paid under the redeemable preferred stock units at the time of payment is less than the aggregate amount of the principal and interest outstanding. Interest accrues at 5.35% and 6.31%, respectively, and is payable at the earlier of prepayment or maturity. Interest earned for the years ended December 31, 1997, 1996 and 1995 was $55,000, $53,000 and $53,000, respectively.

     (II) Notes receivable from certain officers in the total principal amount of $1,033,000 and $600,000 due in December, 2007. Interest accrues at 6.42% and 6.31%, respectively, per annum. Interest earned was $55,000, $52,000, and $52,000, respectively, for the years ended December 31, 1997, 1996 and 1995.

     The principal and related accrued interest on terms (I) and (II) are included in other long-term assets in the accompanying balance sheet.

     (III) Subject to an offset agreement, notes receivable and a note payable in the amount of $1,603,000 with a limited partnership owned by an officer. These notes accrue interest at 5.35% annually. All notes are due in December, 2007.

18. Contingencies

     The Company has claims against others, and there are claims by others against it, in a variety of matters arising out of the conduct of the Company's business. The ultimate resolution of all such claims would not, in the opinion of management, have a material effect on the Company's financial position, cash flows or results of operations.

     In connection with the 1993 leveraged buyout of the Company, The Jupiter Corporation ("Jupiter"), the previous owner, agreed to indemnify the Company against various claims and ongoing litigation and assumed the defense of such litigation. The litigation includes a wrongful death product liability claim against one of the

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

Company's subsidiaries in connection with an accident at a work site. Although the Company believes that Jupiter and its insurance carrier are performing on the indemnity obligations, there can be no assurance that they will continue to do so or that the Company would successfully recover on the indemnity in the event of an adverse judgement against the subsidiary or adverse outcomes in any other proceedings. In any such case, the Company would bear the cost of defense and any adverse judgment. One or more such adverse judgements could materially and adversely affect the Company's business, financial condition, results of operations and debt service capability.

19. Acquisitions

     In 1995, the Company purchased all of the outstanding shares of Centrifugal Services, Inc. for $2,334,000 comprised of $1,512,000 cash and $822,000 of notes payable.

     In addition, during 1995, a subsidiary of the Company purchased selected assets of Process Equipment Company for $798,000 comprised of a note payable. In conjunction with the acquisition of the assets, an accounts payable liability of $52,000 was assumed.

20. Sale of Product Line

     On March 1, 1995, the Company sold the assets related to the spoke and nipple product line of one of its divisions. Assets with a book value of $3,162,000 were sold resulting in a before income tax gain of $2,520,000. This product line had sales of $1,064,000 for the two months ended February 28, 1995.

21. Discontinued Operations

     On April 5, 1995, the Company sold all the outstanding shares of its subsidiary GC Thorsen, Inc. for $23,651,000 resulting in a gain of $595,000, net of income taxes.

     The results of GC Thorsen, Inc. have been reported as discontinued operations in the Consolidated Statements of Income. Summarized results of GC Thorsen, Inc. are as follows:

                                                                       Three Months Ended
                                                                         March 31, 1995
                                                                       ------------------
                                                                         (in thousands)

          Sales, net..............................................          $10,481
          Cost and expenses.......................................           10,228
                                                                            -------
          Income before income taxes..............................              253
          Provision for taxes.....................................              101
                                                                            -------
          Income from discontinued operations.....................              152
          Gain on sale of GC Thorsen, Inc. (net of income taxes
          of $375)................................................              595
                                                                            -------
          Total earnings related to discontinued GC Thorsen, Inc..          $   747
                                                                            =======

     On December 31, 1996, the Company sold all the outstanding shares of its subsidiary American Fastener Corporation for $3,982,000 resulting in a gain of $123,000, net of income tax.

     An additional gain of $122,000, net of income tax, was recognized in 1997 upon the final purchase price adjustment.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

     The results of American Fastener Corporation have been reported as discontinued operations in the Consolidated Statements of Income. Summarized results of American Fastener Corporation are as follows:


                                                                             Years Ended December 31,
                                                                             ------------------------
                                                                              1997     1996     1995
                                                                              ----     ----     ----
                                                                                   (in thousands)
          Sales, net......................................................            $10,240  $10,639
          Cost and expenses...............................................             10,156   10,411
                                                                             -------  -------  -------
          Income before income taxes......................................                 84      228
          Provision for taxes.............................................                 33       99
                                                                             -------  -------  -------
          Income from discontinued operations.............................                 51      129
                                                                             -------  -------  -------
          Gain on sale of American Fastener Corporation
            (net of income taxes of $78 and $77, respectively)............   $   122      123
                                                                             -------  -------  -------
                Total earnings related to discontinued
                   American Fastener Corporation..........................   $   122  $   174  $   129
                                                                             =======  =======  =======

22.  Segment Information

     The Company operates predominantly within the United States, primarily in two industries, Manufactured Products and Engineering Services. By December 31, 1996, the Company had disposed of its Distribution group which comprised GC Thorsen, Inc. and American Fastener Corporation. Information about the Company by industry is presented below:

                                                                                   Years Ended December 31,
                                                                                 -----------------------------
                                                                               1997          1996           1995
                                                                               ----          ----           ----
                                                                                        (in thousands)
      Sales, net, to unaffiliated customers from continuing
        operations:
          Manufactured Products...........................................   $ 78,592      $ 78,952       $ 74,859
          Engineering Services............................................     61,023        56,699         51,980
                                                                             --------      --------       --------
               Total sales, net...........................................   $139,615      $135,651       $126,839
                                                                             ========      ========       ========
      Operating income (loss) from continuing operations:

          Manufactured Products...........................................   $ 14,942      $ 14,094       $ 13,034
          Engineering Services............................................      3,031         2,658         (6,879)
          Corporate including interest expense............................     (9,860)       (8,871)        (7,200)
                                                                             --------      --------       --------
               Income (loss) before taxes.................................   $  8,113      $  7,881       $ (1,045)
                                                                             ========      ========       ========
      Depreciation & amortization:
          Manufactured Products...........................................   $  2,440      $  2,532       $  2,726
          Engineering Services............................................      1,485         1,545          1,536
          Corporate and discontinued operations...........................      2,292         1,606          1,822
                                                                             --------      --------       --------
               Total depreciation & amortization..........................   $  6,217      $  5,683       $  6,084
                                                                             ========      ========       ========
      Capital expenditures:
          Manufactured Products...........................................   $  1,754      $  1,440       $  1,306
          Engineering Services............................................        218           199            165
          Corporate and discontinued operations...........................          2           514            139
                                                                             ========      ========       ========
               Total capital expenditures.................................   $  1,974      $  2,153       $  1,610
                                                                             ========      ========       ========


              ELGIN NATIONAL INDUSTRIES AND SUBSIDIARY COMPANIES

            NOTES TO CONSOLIDATED FINANCIAL STATEMENTS--(Concluded)


                                                                         December 31,
                                                                      ------------------
                                                                        1997       1996
                                                                      --------   -------
                                                                        (in thousands)
          Identifiable assets:
            Manufactured Products...............................      $ 34,710   $34,083
            Engineering Services................................        19,525    15,395
            Corporate and other.................................        48,644    46,436
                                                                      --------   -------
              Total assets......................................      $102,879   $95,914
                                                                      ========   =======

     Corporate and other identifiable assets primarily include prepaid pension costs and cash and cash equivalents.

23. Subsidiary Guarantors

     The Company's payment obligations under the senior notes and revolver loan are fully and unconditionally guaranteed on a joint and several basis (collectively, "Subsidiary Guarantees") by Tabor Machine Company, Norris
Screen and Manufacturing, Inc., TranService, Inc., Mining Controls, Inc., Clinch River Corporation, Centrifugal Services, Inc., Roberts & Schaefer Company and Soros Associates, Inc., each a direct, wholly-owned subsidiary of the Company. The following summarized combined financial data illustrates the composition of the combined Guarantors.

                                                                         December 31,
                                                                      ------------------
                                                                        1997       1996
                                                                      -------    -------
                                                                        (in thousands)
          Current assets........................................      $28,893    $23,670
          Noncurrent assets.....................................       11,691     15,338
                                                                      -------    -------
              Total assets......................................      $40,584    $39,008
                                                                      =======    =======
          Current liabilities...................................      $20,241    $19,555
                                                                      -------    -------
              Total liabilities.................................      $20,241    $19,555
                                                                      =======    =======

                                                                         Years Ended December 31,
                                                                      ------------------------------
                                                                        1997        1996       1995
                                                                      --------    -------    -------
                                                                              (in thousands)
      Sales, net................................................      $101,014    $97,358    $97,102
      Gross profit..............................................        20,334     20,220     12,816
      Income (loss) from continuing operations..................         6,837      6,649     (2,645)
      Net income (loss).........................................         4,307      4,673     (1,201)

     The direct and non-direct, non-guarantor subsidiaries, in terms of assets, equity, income, and cash flows, on an individual and combined basis are inconsequential.

     Separate financial statements of the Guarantors are not presented because management has determined that these would not be material to investors.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

     None.

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

                                  MANAGEMENT

     The following table sets forth information regarding the directors and executive officers of the Company:

                    Name              Age            Position with the Company          Director Since
                    ----              ---            -------------------------          --------------
          Fred C. Schulte..........    51     Chairman of the Board, Chief Executive         1988
                                              Officer and Director

          Charles D. Hall..........    59     President, Chief Operating Officer             1993
                                              and Director

          Wayne J. Conner..........    45     Vice President, Treasurer, Chief               1993
                                              Financial Officer and Director

          Lynn C. Batory...........    39     Vice President, Controller and Secretary

          David Hall...............    38     Vice President of Manufacturing

          Mort Maurer..............    80     Director                                       1998

Directors are elected for one year terms and hold office until their successors are elected and qualified. The executive officers are appointed by and serve at the discretion of the Board of Directors.

     A brief description of the employment history of the directors and executive officers of the Company listed above are set forth below:

     Fred C. Schulte is Chairman of the Board, Chief Executive Officer and a Director of the Company. Mr. Schulte joined the Company as President and CEO in 1988 in connection with the acquisition of the Company by The Jupiter Corporation. Mr. Schulte had joined The Jupiter Corporation earlier that same year. From 1986 to 1988, Mr. Schulte served as Vice President-Executive Department for Santa Fe Southern Pacific at its headquarters in Chicago. From 1976 to 1986, Mr. Schulte was employed with SF Mineral Company (a Santa Fe Southern Pacific Company) in Albuquerque, New Mexico. From 1974 to 1976, Mr. Schulte was employed by Kerr McGee Corporation where he held a number of engineering, operating and management positions in the company's Hard-Minerals Division. Prior to 1974, Mr. Schulte served for five years in the United States Air Force as a pilot and operations officer. Mr. Schulte received an Engineer of Mines degree from the Colorado School of Mines and a Master of Business Administration degree from Oklahoma City University. Mr. Schulte also serves on the board of directors of Pegasus Gold, Inc.

     Charles D. Hall is President, Chief Operating Officer and a Director of the Company. Mr. Hall joined the corporate staff of the Company in 1988, serving as Vice President of Operations prior to being named President in 1997. From 1975 to 1988, Mr. Hall was employed by Ohio Rod, initially as Controller and Chief Financial Officer and then, in late 1975, as President, a position he held until 1988. Prior to joining Ohio Rod, Mr. Hall was employed by Walker China in Bedford Heights, Ohio from 1971 to 1974. Mr. Hall is the father of David Hall, the Company's Vice President of Manufacturing.

     Wayne J. Conner is Vice President, Chief Financial Officer, Treasurer and a Director of the Company. Mr. Conner joined the Company in 1989 as Vice President and Chief Financial Officer. From 1985 to 1989, Mr. Conner was employed by AluChem, Inc. of Cincinnati, Ohio as the Corporate Controller and Chief Financial Officer. From 1984 to 1985, Mr. Conner served as the Vice President of Finance and Administration for a start-up computer manual writing company, Comware, Incorporated. From 1976 to 1984, Mr. Conner was employed by Ohio Rod as the Controller and Chief Financial Officer. Mr. Conner began his career at the public accounting firm of Haskins and Sells. Mr. Conner is a graduate of the University of Cincinnati, College of Business Administration and is a Certified Public Accountant.

     Lynn C. Batory is Vice President, Controller and Secretary of the Company. Ms. Batory joined the Company in 1983 as an internal auditor performing operational audits and special projects. Since then, Ms. Batory has held positions of increasing responsibility including Accounting Manager, Assistant Controller and her current position of Controller which she attained 1988. In 1993, Ms. Batory was also named Vice President and Secretary. Prior to joining the Company, Ms. Batory was employed by NICOR, Inc. of Naperville, Illinois from 1981 to 1983 as a staff accountant providing financial support for ten mining companies and five marine transportation companies. Ms. Batory holds a Bachelor of Science degree in Accounting from the University of Houston.

     David Hall is Vice President of Manufacturing. Mr. Hall joined the Company in 1995, and is currently responsible for the operations of the Manufactured Products Group. From 1984 to 1995, Mr. Hall was employed by Consolidated Industries of Lafayette, Indiana where he served in various positions of increasing responsibility including Assistant Controller, Controller, Vice President of Finance and Administration and, beginning in 1994, General Manager. Mr. Hall has a Bachelor of Science degree in Accounting from Butler University. David Hall is the son of Charles D. Hall, President, Chief Operating Officer and a director of the Company.

     Mort Maurer was elected in January, 1998 to serve as a director of the Company. Mr. Maurer has over 30 years executive managerial experience at large manufacturing companies, including Northrop Corporation and RCA. From 1983 to 1987, Mr. Maurer served as Vice President of Monogram Industries. Mr. Maurer currently serves as Chairman of the Board of Spaulding Composites, Inc. and since 1987, Mr. Maurer has been retained as a consultant by Nortek, Inc. Mr. Maurer holds a Master of Business Administration degree from Pepperdine University and also holds a Bachelor of Science degree in Mechanical Engineering.

ITEM 11. EXECUTIVE COMPENSATION

     The following table sets forth certain information concerning compensation of the Company's Chief Executive Officer and for the four other most highly compensated officers of the Company having total annual salary and bonus in excess of $100,000.


                                                                    Annual Compensation
                                                          ----------------------------------------------------
                                                                                              All Other Annual
             Name and Principal Position                  Year      Salary         Bonus        Compensation
             ---------------------------                  ----    ----------     ---------    ----------------
Fred C. Schulte........................................   1997     $303,876      $244,414       $31,252 (1)
  Chairman and Chief Executive Officer                    1996      289,406       195,500        41,255 (1)
                                                          1995      275,625       100,000        41,280 (1)

Charles D. Hall........................................   1997     $273,489      $244,414       $28,699 (1)
  President and Chief Operating Officer                   1996      260,466       195,500        37,397 (1)
                                                          1995      248,063       100,000        35,956 (1)

Wayne J. Conner........................................   1997     $158,016      $244,414       $16,180 (1)
  Vice President, Treasurer and Chief Financial Officer   1996      150,491       195,500        26,948 (1)
                                                          1995      143,325       100,000        24,268 (1)

Lynn C. Batory.........................................   1997     $101,875      $105,000       $10,569 (2)
  Vice President, Controller and Secretary                1996       96,875        60,000        10,062 (2)
                                                          1995       91,250        31,750         9,554 (2)

David Hall.............................................   1997     $102,500      $ 75,000       $10,569 (2)
  Vice President of Manufacturing                         1996       97,500        35,000        10,000 (3)
                                                          1995       46,731        15,000         22.00 (3)

-----------
(1) Reflects employer contributions to the Company's Profit Sharing Plan (as defined) and Supplemental Employee Retirement Plan (as defined) and the value of term life insurance premiums.

(2) Includes employer contributions to the Company's Profit Sharing Plan and the value of life insurance premiums.

(3) For 1996, reflects employer contributions to the Company's Profit Sharing Plan; for 1995, reflects the value of life insurance premiums.


Profit Sharing Plan

     The Company maintains the Elgin National Industries, Inc. Master Savings & Profit Sharing Plan (the "Profit Sharing Plan"). Generally, all non-union employees of the Company who have completed one year of service are eligible to participate in the Profit Sharing Plan. For any plan year, the Company may make a discretionary contribution to the Profit Sharing Plan, which is allocated to participants have completed 1,000 hours of service during the year and who are employed on the last day of the year based on their compensation for that year. Participants vest in their account balances ratably over five years (in 20 percent increments). Generally, distributions from the Profit Sharing Plan are made following termination of employment.


Supplemental Employee Retirement Plan

     The Company maintains the Elgin National Industries, Inc. Supplemental Retirement Plan (the "Supplemental Employee Retirement Plan"). Employees are eligible for participation in this plan if they participate in the Profit Sharing Plan or the ENI Pension Plan for Employees of Elgin National Industries, Inc. and Participating Affiliates (the "Pension Plan") and have been approved for participation by the Board of Directors. The Supplemental Employee Retirement Plan provides benefits to participants whose full benefits under the Profit Sharing Plan or the Pension Plan have been limited by certain provisions of the Internal Revenue Code. Benefits under the Supplemental Plan are generally payable upon termination of employment.

                            PENSION PLAN TABLE (a)


Remuneration (b)                           Years of Service
----------------           --------------------------------------------------
                             15        20         25         30         35
                           -------   -------   --------   --------   --------
$200,000  ...............  $20,852   $27,802   $ 34,753   $ 41,703   $ 48,654
$225,000  ...............   23,664    31,552     39,440     47,328     55,216
$250,000  ...............   26,477    35,302     44,128     52,953     61,779
$300,000  ...............   32,102    42,802     53,503     64,203     74,904
$350,000  ...............   37,727    50,302     62,878     75,453     88,029
$400,000  ...............   43,352    57,802     72,253     86,703    101,154
$450,000  ...............   48,977    65,302     81,628     97,953    114,279
$500,000  ...............   54,602    72,802     91,003    109,203    127,404
$550,000  ...............   60,227    80,302    100,378    120,453    140,529
$600,000  ...............   65,852    87,802    109,753    131,703    153,654

--------------
(a) The above table illustrates the estimated annual retirement benefits payable to Pension Plan and Supplemental Employee Retirement Plan participants commencing at age 65 in the form of a single life annuity, not subject to deduction for social security or other offsets. The above information is based on the current pension formula for various levels of compensation and years of service.

(b) A participant's pension benefit is generally based on a percentage of his salary and bonus for the highest five years of his employment and his years of credited service. The compensation taken into account under the Pension Plan for 1997 was limited to $160,000 in accordance with Internal Revenue Code rules and such limitation may be adjusted periodically in the future in accordance with Section 401(a)(17) of the Code. Remuneration in the above table is represented as the highest consecutive five year average salary. The above table does not reflect the current compensation limitation under Code Section 401(a)(17) for qualified pension plans, because the Supplemental Employee Retirement Plan provides benefits for compensation above the limitation. Credited service under the Pension Plan as of January 1, 1997 for the named executive officers is as follows: Mr. Schulte, 8 years; Mr. C. Hall, 23 years; Mr. Conner, 15 years; Ms. Batory, 14 years; and Mr. D. Hall, 1 year.


Employment and Non-Competition Agreements

     The Company and each of Messrs. Schulte, C. Hall and Conner entered into employment and non-competition agreements, with an initial term beginning on November 5, 1997, and ending on the fifth anniversary thereof (the "Employment Agreements"). The terms of the new employment contracts relating to base salary and related increases and annual bonuses are substantially similar to the terms of the employment agreements negotiated between Senior Management and the Selling Stockholders that were in effect prior to the Recapitalization Transactions. The term of the Employment Agreements is subject to annual renewal after the initial term unless one party gives written notice of non-renewal to the other party at least 180 days prior to the then current expiration date. Under the terms of the Employment Agreements, Mr. Schulte serves as the Chief Executive Officer and received a base salary of $303,876 for 1997, and will receive annual increases beginning in 1998 equal to the greater of the change in the applicable consumer price index or 5% per annum; Mr. C. Hall serves as the President and Chief Operating Officer and received a base salary of $273,489 for 1997, and will receive annual increases beginning in 1998 equal to the greater of the change in the applicable consumer price index or 5% per annum; and Mr. Conner serves as the Chief Financial Officer and received a base salary of $158,016 for 1997, and will receive annual increases beginning in 1998 equal to the greater of the change in the applicable consumer price index or 5% per annum. Each of the executive officers is entitled to an annual bonus for 1997 and later years of 1.5% of the Company's consolidated earnings before interest, taxes, amortization and the employment agreement bonuses described in this paragraph, subject to certain adjustments. The Employment Agreements contain a confidentiality covenant and a non-competition covenant that generally applies during the term of employment and for a period of 3 years thereafter.

     Each such Employment Agreement will terminate prior to the scheduled expiration date in the event of the death or disability of the named executive officer or upon the sale by such named executive officer of his stock in the Company. In addition, the Company may terminate the employment of any of the named executive officers for cause (as defined in the agreements, generally commission of certain felonies, material breaches of duty or breaches of the non-competition restriction) and any named executive officer may terminate employment in the event the Company materially breaches the provisions of the Employment Agreement. Upon such a termination by an executive officer or termination by the Company without cause, the terminated executive officer will be entitled to continued payments and benefits for the remainder of the then current term. Upon the expiration and non-renewal of the Employment Agreement, the executive officer will receive severance payments for one year thereafter equal to the executive's base salary, subject to the executive's continued compliance with the non-competition provisions. Under each of the Employment Agreements, the Company has the obligation to maintain life insurance covering each of the named executive officers, with the proceeds thereof to be used to honor any put rights exercised by the estate of an executive officer.


ITEM 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

     Partnership Agreement. The issued and outstanding common stock of the Company is owned by SHC Investment Partnership, a Delaware general partnership (the "Partnership"). Each of Fern Limited Partnership (a Delaware limited partnership controlled by Fred C. Schulte), Charles D. Hall and Wayne J. Conner holds a 33.33% voting interest in the Partnership. The management of the Partnership is governed by a partnership agreement (the "Partnership Agreement") among Fern, Hall and Conner. The Partnership Agreement requires that partners holding 66.66% of the voting interest in the Partnership must consent to any vote cast by the Partnership in its capacity as the sole common stockholder of the Company. Pursuant to the Partnership Agreement, each partner agrees to cause the Partnership to vote in favor of the election of Schulte, Hall and Conner as directors of the Company. Because of the greater number of common shares originally contributed to the Partnership by Fern, Fern will also hold a non-voting preferred equity interest in the Partnership. This preferred equity interest is entitled to a preference in any distributions until the agreed value of the preferred interest, and all accrued interest thereon, is paid. Generally, the partners are not permitted to transfer their interests in the Partnership, although the Partnership Agreement does permit a partner to transfer to family members the right to receive revenues due on the Partnership interest. In connection with the Partnership Agreement, each of Fern, Hall and Conner have agreed to grant each other a right of first refusal with respect to their respective shares of preferred stock in the Company. The outstanding preferred stock in the Company will continue to be held by Fern, Hall and Conner individually and will not be held by the Partnership.

     The following table sets forth certain information regarding beneficial ownership of the capital stock of the Company by (i) each stockholder expected to own beneficially more than 5% of the outstanding capital stock of the Company and (ii) each director or executive officer of the Company and all directors and executive officers as a group.

                                                            Shares of Common Stock    Shares of Preferred Stock
                                                              Beneficially Owned       Beneficially Owned (a)
                                                            ----------------------    -------------------------
Name                                                         Number       Percent       Number         Percent
----                                                        --------     ---------    ---------       ---------
SHC Investment Partnership.............................      6,408.3         100%         --              --

Fred C. Schulte........................................      2,136.1       331/3%      11,621.7           58%

Charles D. Hall........................................      2,136.1       331/3%       4,165.0           21%

Wayne J. Conner........................................      2,136.1       331/3%       4,165.0           21%

Lynn C. Batory.........................................         --            --           --             --

David Hall.............................................         --            --           --             --

Mort Maurer............................................         --            --           --             --

Directors and executive officers as a group (6 persons)      6,408.3         100%      19,951.7          100%

--------------

(a) Does not include preferred stock units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

     Members of Senior Management are indebted to the Company in the aggregate net amount of $3,633,000, described below.

     Fred C. Schulte through his affiliate Fern Limited Partnership, a Delaware limited partnership controlled by Mr. Schulte, is indebted to the Company in the amount of $1,000,000 evidenced by a promissory note originally dated September 24, 1993 from Fern Limited Partnership, and payable to the Company, bearing interest at 5.35% per annum and maturing in December, 2007, subject to certain mandatory prepayment requirements. Fern Limited Partnership is also the obligor on another promissory note dated September 24, 1993 and payable to the Company in the amount of $1,603,000, bearing interest at 5.35% per annum and maturing in December, 2007. This obligation is offset by two promissory notes from the Company payable to Mr. Schulte in the aggregate amount of $1,603,000 and bearing the same 5.35% percent interest rate and December, 2007 maturity date. On the Issue Date, the maturity date of each of these notes was extended until after the maturity date of the Notes.

     Charles D. Hall is indebted to the Company in the amount of $516,500 evidenced by a promissory note, dated September 24, 1993, bearing interest at 6.42% per annum and maturing in December, 2007, subject to certain mandatory prepayment requirements. On the Issue Date, the maturity date of such note was extended until after the maturity date of the Notes.

     Wayne J. Conner is indebted to the Company in the amount of $516,500 evidenced by a promissory note dated September 24, 1993 bearing interest at 6.42% per annum and maturing in December, 2007, subject to certain mandatory prepayment requirements. On the Issue Date, the maturity date of such note was extended until after the maturity date of the Notes.

     In late December, 1997, the Company loaned members of Senior Management an aggregate of $1,600,000, to be repaid pursuant to ten year promissory notes bearing interest at the rate of 6.31% per annum, with principal and accrued interest due at maturity.

                                    PART IV


ITEM 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) 1.    Financial Statements

See "Index to Consolidated Financial Statements of Elgin National Industries, Inc." set forth in Item 8, "Financial Statements and Supplementary Data."

(b) 2.    Financial Statement Schedule


Schedule II     Valuation and Qualifying Accounts......................       46


               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

     Schedule I      -  Condensed financial information of registrant
     Schedule III    -  Real estate and accumulated depreciation
     Schedule IV     -  Mortgage loans on real estate
     Schedule V      -  Supplemental information concerning property-casualty
                        insurance operations

                        ELGIN NATIONAL INDUSTRIES, INC.
                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                                     Additions
                                         Balance at  Charged to    Additions
                                         Beginning   Costs and     Charged to                 Balance at
          Description                    of Period    Expenses   other accounts  Deductions  End of Period
          -----------                    ----------  ----------  --------------  ----------  -------------
Allowance for doubtful accounts:

Year ended December 31, 1995              $  764        $126     $                $  343         $  547

Year ended December 31, 1996                 547         187                         181            553

Year ended December 31, 1997                 553         111                          86            578


Reserve for inventories

Year ended December 31, 1995              $2,222        $648     $                $1,319         $1,551

Year ended December 31, 1996               1,551         751                         906          1,396

Year ended December 31, 1997               1,396         419                         214          1,601

3.    Exhibits

     (a) A list of exhibits included as part of this Form 10-K is set forth in the Index to Exhibits that immediately precedes such Exhibits, which is incorporated herein by reference.

     (b)  Reports on Form 8-K

          The Company did not file a Current Report on Form 8-K during the last quarter of the period covered by this Report.

                                  SIGNATURES

     Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 1998.


                                  ELGIN NATIONAL INDUSTRIES, INC.


                                  By /s/ Wayne J. Conner
                                     -----------------------------------------

                                    Name:   Wayne J. Conner
                                         -------------------------------------

                                    Title:   Vice President, Treasurer and CFO
                                           -----------------------------------


     Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and on the dates indicated.


                 Signature                                 Title                          Date
                 ---------                                 -----                          -----
/s/ Fred C. Schulte                               Chairman of the Board, Chief        March 30, 1998
--------------------------------------------      Executive Officer and Director
    Fred C. Schulte

/s/ Charles D. Hall                               President, Chief Operating          March 30, 1998
--------------------------------------------      Officer and Director
    Charles D. Hall

/s/ Wayne J. Conner                               Vice President, Treasurer, Chief    March 30, 1998
--------------------------------------------      Financial Officer and Director
    Wayne J. Conner

/s/ Lynn C. Batory                                Vice President, Controller          March 30, 1998
--------------------------------------------      and Secretary
    Lynn C. Batory

/s/ David Hall
--------------------------------------------      Vice President of Manufacturing     March 30, 1998
    David Hall


                               INDEX TO EXHIBITS

Exhibit                                                                                    Footnote
Number     Document Description                                                            Reference
-------    --------------------                                                            ---------

3.1        Certificate of Incorporation of Elgin National Industries, Inc.                    (3)

3.2        Bylaws of Elgin National Industries, Inc.                                          (3)

4.1        Indenture dated November 5, 1997, between Elgin National Industries, Inc.,
           subsidiaries and Norwest Bank Minnesota, as Trustee.                               (2)

4.2        Form of 11% Senior Note due 2007 (included in Exhibit 4.1).                        (2)

4.3        Registration Rights Agreement dated November 5, 1997, by and among Elgin
           National Industries, Inc., certain of its subsidiaries, and BancAmerica
           Robertson Stephens and CIBC Wood Gundy Securities Corp.                            (3)

4.4        Form of Subsidiary Guaranty (included in Exhibit 4.1).                             (2)

10.1       Credit Agreement dated as of September 24, 1993, as Amended and Restated as of November 5, 1997, by and among Elgin National Industries, Inc., various financial institutions, and Bank of America National Trust and Savings
           Association, individually and as agent.                                            (2)

10.2       Employment and Non-Competition Agreement dated as of November 5, 1997,
           between Elgin National Industries, Inc. and Fred C. Schulte.*                      (2)

10.3       Employment and Non-Competition Agreement dated as of November 5, 1997,
           between Elgin National Industries, Inc. and Charles D. Hall.*                      (2)

10.4       Employment and Non-Competition Agreement dated as of November 5, 1997,
           between Elgin National Industries, Inc. and Wayne J. Conner.*                      (2)

10.5       The Elgin National Industries, Inc. Supplemental Retirement Plan dated as of
           1995, and effective January 1, 1995.*                                              (3)

21         Subsidiaries of Elgin National Industries, Inc.                                    (2)

23         Consent of Coopers & Lybrand L.L.P.                                                (1)

27         Financial Data Schedule                                                            (1)

-----------------------------------------------------------

(1)  Filed herewith.

(2) Incorporated by reference to Pre-Effective Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on December 30, 1997.

(3) Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.

* Management contract or compensatory plan or arrangement.