Form 10-Q
period 1998-03-31
ELGIN NATIONAL INDUSTRIES INC
filed 1998-05-13
CIK 32346

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            WASHINGTON, D.C. 20549

                                   FORM 10-Q

  [X]          QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                      For the transition period from to

                         COMMISSION FILE NO. 333-43523

                        ELGIN NATIONAL INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-3908410
    (STATE OR OTHER JURISDICTION OF               (I.R.S. EMPLOYER
    INCORPORATION OR ORGANIZATION)               IDENTIFICATION NO.)

     2001 BUTTERFIELD ROAD, SUITE 1020, DOWNERS GROVE, ILLINOIS 60515-1050
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                        TELEPHONE NUMBER: 630-434-7243
              REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  As of May 11, 1998, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        ELGIN NATIONAL INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                           PAGE
                                                                           ----
PART 1--FINANCIAL INFORMATION
ITEM I-Financial Statements
  Consolidated Balance Sheets as of March 31, 1998 and December 31, 1997..   3
  Consolidated Statements of Income for the Three Months Ended March 31,
   1998 and 1997..........................................................   4
  Consolidated Statements of Changes in Stockholder's Deficit for the
   Three Months Ended March 31, 1998......................................   5
  Condensed Consolidated Statements of Cash Flows for the Three Months
   Ended March 31, 1998 and 1997..........................................   6
  Notes to Condensed Consolidated Financial Statements....................   7
ITEM 2-Management's Discussion and Analysis of Financial Condition and
 Results of Operations....................................................   8
ITEM 3-Quantitative and Qualitative Disclosures about Market Risk.........   9
PART II--OTHER INFORMATION
ITEM 1-Legal Proceedings..................................................  10
ITEM 6-Exhibits and Reports on Form 8-K...................................  10
SIGNATURES................................................................  11
EXHIBIT INDEX.............................................................  12
EXHIBIT 27................................................................  13

PART 1

ITEM 1. FINANCIAL STATEMENTS

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                         MARCH 31,  DECEMBER 31,
                                                           1998         1997
                                                         ---------  ------------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents............................. $ 19,207     $  9,337
  Accounts receivable, net..............................   21,783       27,355
  Inventories, net......................................   14,144       13,497
  Prepaid expenses and other assets.....................    1,645        1,728
  Deferred income tax...................................    1,468        1,596
                                                         --------     --------
    Total current assets................................   58,247       53,513
Property, plant and equipment, net......................   13,174       13,582
Other assets............................................   23,494       23,334
Goodwill and intangibles................................   11,876       12,450
                                                         --------     --------
    Total assets........................................ $106,791     $102,879
                                                         ========     ========
         LIABILITIES AND STOCKHOLDER'S DEFICIT
         -------------------------------------
Current liabilities:
  Current portion of long-term debt..................... $    316     $    311
  Accounts payable & accrued expenses...................   33,773       29,967
                                                         --------     --------
    Total current liabilities...........................   34,089       30,278
Long-term debt less current portion.....................   85,359       85,440
Other liabilities.......................................    1,447        1,410
Deferred income tax.....................................    4,221        4,385
                                                         --------     --------
    Total liabilities...................................  125,116      121,513
                                                         --------     --------
Redeemable preferred stock units........................   10,558       10,379
                                                         --------     --------
Redeemable preferred stock..............................    2,896        2,847
                                                         --------     --------
Stockholder's deficit:
  Common stock, (Class A) (par value $.01 per share;
   authorized 23,678 shares; 6,408 issued and
   outstanding).........................................
Retained deficit........................................  (31,779)     (31,860)
                                                         --------     --------
    Total stockholder's deficit.........................  (31,779)     (31,860)
                                                         --------     --------
    Total liabilities and stockholder's deficit......... $106,791     $102,879
                                                         ========     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                                 1998    1997
                                                                ------- -------
Sales, net..................................................... $33,892 $34,893
Cost of sales..................................................  25,246  26,504
                                                                ------- -------
    Gross profit...............................................   8,646   8,389
Selling, general and administrative expenses...................   5,507   5,231
Amortization expense...........................................     682     767
                                                                ------- -------
    Operating income...........................................   2,457   2,391
Other expenses
  Interest expense, net........................................   2,126     602
                                                                ------- -------
Income before income taxes.....................................     331   1,789
Provision for income taxes.....................................     116     804
                                                                ------- -------
Net income..................................................... $   215 $   985
                                                                ======= =======




   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

                   FOR THE THREE MONTHS ENDED MARCH 31, 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                        TOTAL
                                                 COMMON  RETAINED   SHAREHOLDER'S
                                                  STOCK  (DEFICIT)     DEFICIT
                                                 ------- ---------  -------------
Balance as of December 31, 1997................  $       $(31,860)    $(31,860)
Net income for the three months ended March 31,
 1998..........................................               215          215
Redeemable preferred stock unit dividends, net
 of tax........................................               (85)         (85)
Redeemable preferred stock dividends ($2.46 per
 share)........................................               (49)         (49)
                                                 ------- --------     --------
Balance as of March 31, 1998...................  $       $(31,779)    $(31,779)
                                                 ======= ========     ========




   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                                               1998      1997
                                                              -------  --------
Net cash provided (used) by operating activities............. $10,149  $ (3,386)
                                                              -------  --------
Cash flows from investing activities:
  Purchase of property, plant and equipment..................    (203)     (162)
                                                              -------  --------
    Net cash used by investing activities....................    (203)     (162)
                                                              -------  --------
Cash flows from financing activities:
  Repayments of long-term debt...............................     (76)     (753)
                                                              -------  --------
    Net cash used by financing activities....................     (76)     (753)
                                                              -------  --------
Net increase (decrease) in cash..............................   9,870    (4,301)
Cash and cash equivalents at beginning of period.............   9,337    10,991
                                                              -------  --------
Cash and cash equivalents at end of period................... $19,207  $  6,690
                                                              =======  ========




   The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ADOPTION OF ACCOUNTING PRINCIPALS

  Elgin National Industries, Inc. ("the Company" or "Elgin") has implemented the provisions of Statement of Financial Accounting Standards No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is effective for interim and annual financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company does not have any components of other comprehensive income as outlined in SFAS No. 130 and has therefore not changed its financial reporting format.

  The Company will implement the provisions of Statement of Financial Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which will be effective for fiscal years beginning after December 15, 1997. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. Management believes the adoption of SFAS No. 132 is solely a reporting requirement and therefore will not have an effect on the Company's financial position or results of operations.

2. INVENTORIES

  Inventories consist of:

                                                          MARCH 31, DECEMBER 31,
                                                            1998        1997
                                                          --------- ------------
                                                              (IN THOUSANDS)
      Finished goods.....................................  $ 5,905    $ 8,073
      Work-in-process....................................    1,526      1,524
      Raw materials......................................    8,549      5,501
                                                           -------    -------
                                                            15,980     15,098
      Less excess and obsolete reserve...................    1,836      1,601
                                                           -------    -------
                                                           $14,144    $13,497
                                                           =======    =======

3. CONTINGENCIES

  The Company has claims against others, and there are claims by others against it, in a variety of matters arising out of the conduct of the Company's business. The ultimate resolution of all such claims would not, in the opinion of management, have a material effect on the Company's financial position, cash flows or results of operations.

4. REPORT PREPARATION

  The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company's December 31, 1997 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first three months of 1998 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

 Three Months Ended March 31, 1998 Compared to Three Months Ended March 31,
1997

  Net Sales: Net sales for the quarter ended March 31, 1998 decreased $1.0 million, or 2.9%, to $33.9 million from $34.9 million for the corresponding period in 1997 primarily due to the timing and size of engineering services projects in process. For the three months ended March 31, 1997 the Company had five larger projects with sales in excess of $1.0 million, totaling $8.6 million in sales, compared to three such projects totaling $6.7 million in sales for the three months ended March 31, 1998.

  Gross Profit: Gross profit for the quarter ended March 31, 1998 increased $0.3 million, or 3.6%, to $8.7 million from $8.4 million for the corresponding period in 1997. As a percentage of net sales, the gross profit increased to 25.7% for the quarter ended March 31, 1998 from 24.1% for the corresponding period in 1997 primarily due to a higher percentage of sales related to smaller engineering services projects, including engineering only projects, which typically earn a higher profit margin than larger projects involving procurement and construction management services.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended March 31, 1998 increased $0.3 million, or 5.8%, to $5.5 million from $5.2 million for the corresponding period in 1997. Selling, general and administrative expenses as a percentage of net sales increased from 14.9% for the quarter ended March 31, 1997, to 16.2% for the same period ended March 31, 1998 due primarily to decreased sales.

  Amortization Expense: Amortization expense of the Company for the quarter ended March 31, 1998 decreased $0.1 million, or 12.5%, to $0.7 million from $0.8 million for the corresponding period in 1997. The decrease in amortization expense was due to decreased amortization expense related to finance costs.

  Interest Expense, Net: Net interest expense of the Company for the quarter ended March 31, 1998 increased $1.6 million, or 266.7%, from the prior year's quarter to $2.2 million from $0.6 million. The increased net interest expense was due to the issuance of the $85.0 million 11.0% Senior Notes in November, 1997. The increased net interest expense was partially offset by a reduction in the interest rate due to the repayment of $20.0 million senior subordinated notes in November, 1997 as well as an additional debt reduction from March, 1997 through November, 1997 of $5.5 million. Net interest expense was further reduced due to an increase of interest income from a higher balance of interest bearing deposits.

  Provision for Income Taxes: Provision for income taxes of the Company for the quarter ended March 31, 1998 decreased $0.7 million, or 87.5%, to $0.1 million from $0.8 million for the corresponding period ended March 31, 1997. The decrease in the provision for income taxes was due primarily to decreased earnings before income taxes.

  Net Income: The net income for the Company for the three months ended March 31, 1998 decreased $0.8 million, or 80.0%, to $0.2 million from $1.0 million for the quarter ended March 31, 1997 for the reasons discussed above. Net income as a percentage of net sales decreased to 0.6% for the quarter ended March 31, 1998 from 2.9% for the corresponding quarter ended 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities for the quarter ended March 31, 1998 of $10.1 million resulted primarily from decreased accounts receivables, increased accounts payables, and cash from net income and non-cash charges, partially offset by cash used to increase net inventories. Cash used in operating activities for the quarter ended March 31, 1997 was $3.4 million, used to increase accounts receivables, net inventories and other assets and to decrease accounts payable. Cash used in operating activities was partially offset by cash from net income and non-cash charges. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

  Cash used in investing activities for each of the quarters ended March 31, 1998 and March 31, 1997 consisted of $0.2 million for capital expenditures in accordance with the Company's regular practice of upgrading and maintaining its equipment base and facilities. The Company has identified certain of its operations where production cost reductions or sales increases can be achieved through the purchase of new facilities, expansion of existing facilities and equipment modernization. The expected cost of these facility projects above amounts to be expended by the Company for its regular practice of upgrading and maintaining its equipment base and facilities is approximately $2.5 million and is expected to be completed over the remainder of the year.

  Cash used in financing activities for the quarter ended March 31, 1998 was $0.1 million, due to the scheduled repayment of notes payable. Cash used in financing activities for the quarter ended March 31, 1997 was $0.8 million mainly due to the scheduled repayments made on the Company's term loan outstanding and note payable.

  The Company's liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations. Based on current and planned operations, the Company believes that funds provided from operations, along with cash on hand, will be adequate to meet its anticipated debt service requirements, working capital needs and capital expenditures. The Company has a credit facility to provide a $20.0 million revolving line of credit, subject to borrowing base limitations. The term of this facility expires in November, 2000. At March 31, 1998, there were no borrowings under the Senior Credit Facility (excluding approximately $5.1 million in outstanding letters of credit). Although not a requirement, another use for the Company's liquidity is the acquisition of a business or product line through a strategic acquisition. As part of its overall business strategy the Company regularly evaluates potential acquisition candidates.

BACKLOG

  The Company's backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at March 31, 1998 decreased $7.3 million, or 8.5%, to $79.0 million from $86.3 million at December 31, 1997. A substantial majority of current backlog is expected to be realized in the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  For the quarter ended March 31, 1998, approximately 20% of the Company's net sales were attributable to services provided or products sold for use outside the United States. The majority of the Company's foreign sales for the quarter ended March 31, 1998, were from Venezuela and Trinidad. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company's historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company's strategies will ensure that the Company will be fully protected from foreign exchange risk.

PART II

ITEM 1. LEGAL PROCEEDINGS

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

ITEM 2. CHANGES IN SECURITIES AND USE OF PROCEEDS

  None

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

  None

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

  None

ITEM 5. OTHER INFORMATION

  None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

  Exhibits
    27--Financial Data Schedule

  Reports on Form 8-K
    None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Elgin National Industries, Inc.

Dated: May 12, 1998                          /s/ Wayne J. Conner
                                          By: _________________________________
                                             Name: Wayne J. Conner
                                             Title: Vice President, Treasurer,
                                              and Chief
                                                  Financial Officer
                                              (Duly Authorized Officer and
                                                        Principal
                                                   Financial Officer)

                                 EXHIBIT INDEX

  EXHIBIT                                                             FOOTNOTE
  NUMBER                     DOCUMENT DESCRIPTION                     REFERENCE
  -------                    --------------------                     ---------

  3.1      Certificate of Incorporation of Elgin National Indus-
           tries, Inc.                                                   (3)
  3.2      Bylaws of Elgin National Industries, Inc.                     (3)
  4.1      Indenture dated November 5, 1997, between Elgin National
           Industries, Inc., subsidiaries and Norwest Bank Minneso-
           ta, as Trustee.                                               (2)
  4.2      Form of 11% Senior Note due 2007 (included in Exhibit
           4.1).                                                         (2)
  4.3      Registration Rights Agreement dated November 5, 1997, by
           and among Elgin National Industries, Inc., certain of
           its subsidiaries, and BancAmerica Robertson Stephens and
           CIBC Wood Gundy Securities Corp.                              (3)
  4.4      Form of Subsidiary Guaranty (included in Exhibit 4.1).        (2)
 10.1      Credit Agreement dated as of September 24, 1993, as
           Amended and Restated as of November 5, 1997, by and
           among Elgin National Industries, Inc., various financial
           institutions, and Bank of America National Trust and
           Savings Association, individually and as agent.               (2)
 10.2      Employment and Non-Competition Agreement dated as of No-
           vember 5, 1997, between Elgin National Industries, Inc.
           and Fred C. Schulte.*                                         (2)
 10.3      Employment and Non-Competition Agreement dated as of No-
           vember 5, 1997, between Elgin National Industries, Inc.
           and Charles D. Hall.*                                         (2)
 10.4      Employment and Non-Competition Agreement dated as of No-
           vember 5, 1997, between Elgin National Industries, Inc.
           and Wayne J. Conner.*                                         (2)
 10.5      The Elgin National Industries, Inc. Supplemental Retire-
           ment Plan dated as of 1995, and effective January 1,
           1995.*                                                        (3)
 27        Financial Data Schedule                                       (1)

--------
(1) Filed herewith.
(2) Incorporated by reference to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on December 30, 1997.
(3) Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.
 *Management contract or compensatory plan or arrangement.