Form 10-Q/A
period 1998-03-31
ELGIN NATIONAL INDUSTRIES INC
filed 1998-05-13
CIK 32346

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                AMENDMENT NO. 1
                                       TO
                                   FORM 10-Q

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

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

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

2. INVENTORIES

  Inventories consist of:

                                                          MARCH 31, DECEMBER 31,
                                                            1998        1997
                                                          --------- ------------
                                                              (IN THOUSANDS)
      Finished goods.....................................  $ 8,549    $ 8,073
      Work-in-process....................................    1,526      1,524
      Raw materials......................................    5,905      5,501
                                                           -------    -------
                                                            15,980     15,098
      Less excess and obsolete reserve...................    1,836      1,601
                                                           -------    -------
                                                           $14,144    $13,497
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

                                          Elgin National Industries, Inc.

Dated: May 13, 1998                          /s/ Wayne J. Conner
                                          By: _________________________________
                                             Name: Wayne J. Conner
                                             Title: Vice President, Treasurer,
                                              and Chief Financial Officer
                                              (Duly Authorized Officer and
                                               Principal Financial Officer)

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