Form 10-Q
period 1998-06-30
ELGIN NATIONAL INDUSTRIES INC
filed 1998-08-13
CIK 32346

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

                 For the quarterly period ended June 30, 1998

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                      For the Transition period from to

                         COMMISSION FILE NO. 333-43523

                        ELGIN NATIONAL INDUSTRIES, INC.
            (EXACT NAME OF REGISTRANT AS SPECIFIED IN ITS CHARTER)

               DELAWARE                              36-3908410
    (STATE OR OTHER JURISDICTION OF     (I.R.S. EMPLOYER IDENTIFICATION NO.)
    INCORPORATION OR ORGANIZATION)

     2001 BUTTERFIELD ROAD, SUITE 1020, DOWNERS GROVE, ILLINOIS 60515-1050
                   (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                        TELEPHONE NUMBER: 630-434-7243
             (REGISTRANT'S TELEPHONE NUMBER, INCLUDING AREA CODE)

  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

  As of July 31, 1998, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        ELGIN NATIONAL INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                            PAGE
                                                                            ----
PART I--FINANCIAL INFORMATION
  ITEM 1--Financial Statements
    Consolidated Balance Sheets as of June 30, 1998 and December 31, 1997..   3
    Consolidated Statements of Income for the Six Months Ended June 30,
     1998 and June 30, 1997, and for the Three Months Ended June 30, 1998
     and June 30, 1997.....................................................   4
    Consolidated Statements of Changes in Stockholder's Deficit for the Six
     Months Ended June 30, 1998............................................   5
    Condensed Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 1998 and June 30, 1997.................................   6
    Notes to Condensed Consolidated Financial Statements...................   7
  ITEM 2--Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................   8
  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk.......  10
PART II--OTHER INFORMATION
  ITEM 1--Legal Proceedings................................................  11
  ITEM 6--Exhibits and Reports on Form 8-K.................................  11
SIGNATURES.................................................................  12
EXHIBIT INDEX..............................................................  13
EXHIBIT 27.................................................................  14

PART I

ITEM 1. FINANCIAL STATEMENTS

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                         JUNE 30,  DECEMBER 31,
                                                           1998        1997
                                                         --------  ------------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents............................. $ 10,712    $  9,337
  Accounts receivable, net..............................   29,573      27,355
  Inventories, net......................................   14,204      13,497
  Prepaid expenses and other assets.....................    2,261       1,728
  Deferred income tax...................................    1,102       1,596
                                                         --------    --------
    Total current assets................................   57,852      53,513
Property, plant and equipment, net......................   13,753      13,582
Other assets............................................   23,743      23,334
Goodwill and intangibles................................   11,479      12,450
                                                         --------    --------
    Total assets........................................ $106,827    $102,879
                                                         ========    ========
         LIABILITIES AND STOCKHOLDER'S DEFICIT
         -------------------------------------
Current liabilities:
  Current portion of long-term debt..................... $    320    $    311
  Accounts payable & accrued expenses...................   33,247      29,967
                                                         --------    --------
    Total current liabilities...........................   33,567      30,278
Long-term debt less current portion.....................   85,277      85,440
Other liabilities.......................................    1,482       1,410
Deferred income tax.....................................    4,059       4,385
                                                         --------    --------
    Total liabilities...................................  124,385     121,513
                                                         --------    --------
Redeemable preferred stock units........................   10,740      10,379
                                                         --------    --------
Redeemable preferred stock..............................    2,946       2,847
                                                         --------    --------
Stockholder's deficit:
  Common stock, (Class A) (par value $.01 per share;
   authorized 23,678 shares; 6,408 issued and
   outstanding)
  Retained deficit......................................  (31,244)    (31,860)
                                                         --------    --------
    Total stockholder's deficit.........................  (31,244)    (31,860)
                                                         --------    --------
    Total liabilities and stockholder's deficit......... $106,827    $102,879
                                                         ========    ========

   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                 (IN THOUSANDS)
                                  (UNAUDITED)

                                      FOR THE SIX MONTHS  FOR THE THREE MONTHS
                                        ENDED JUNE 30,       ENDED JUNE 30,
                                      ------------------- ---------------------
                                        1998      1997       1998       1997
                                      --------- --------- ---------- ----------
Sales, net........................... $  76,434 $  71,157 $   42,542 $   36,264
Cost of sales........................    58,658    53,013     33,412     26,509
                                      --------- --------- ---------- ----------
  Gross profit.......................    17,776    18,144      9,130      9,755
Selling, general and administrative
 expenses............................    10,957    10,644      5,450      5,413
Amortization expense.................     1,362     1,557        680        790
                                      --------- --------- ---------- ----------
  Operating income...................     5,457     5,943      3,000      3,552
Other expenses.......................
  Interest expense, net..............     4,040     1,176      1,914        574
                                      --------- --------- ---------- ----------
Income before income taxes...........     1,417     4,767      1,086      2,978
Provision for income taxes...........       528     2,059        412      1,255
                                      --------- --------- ---------- ----------
Net income........................... $     889 $   2,708 $      674 $    1,723
                                      ========= ========= ========== ==========




   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

                     FOR THE SIX MONTHS ENDED JUNE 30, 1998
                        (IN THOUSANDS EXCEPT SHARE DATA)
                                  (UNAUDITED)

                                                                        TOTAL
                                                 COMMON  RETAINED   SHAREHOLDER'S
                                                  STOCK  (DEFICIT)     DEFICIT
                                                 ------- ---------  -------------
Balance as of December 31, 1997................. $       $(31,860)    $(31,860)
  Net income for the six months ended June 30,
   1998.........................................              889          889
  Redeemable preferred stock unit dividends, net
   of tax.......................................             (174)        (174)
  Redeemable preferred stock dividends ($4.96
   per share)...................................              (99)         (99)
                                                 ------- --------     --------
Balance as of June 30, 1998..................... $       $(31,244)    $(31,244)
                                                 ======= ========     ========



   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                 (IN THOUSANDS)

                                                                SIX MONTHS
                                                              ENDED JUNE 30,
                                                              ----------------
                                                               1998     1997
                                                              -------  -------
Net cash provided (used) by operating activities............. $ 2,918  $(3,012)
Cash flows from investing activities:
  Purchase of property, plant and equipment..................  (1,389)    (336)
                                                              -------  -------
  Net cash used by investing activities......................  (1,389)    (336)
Cash flows from financing activities:
  Repayments of long-term debt...............................    (154)  (6,145)
                                                              -------  -------
  Net cash used by financing activities......................    (154)  (6,145)
Net increase (decrease) in cash..............................   1,375   (9,493)
Cash and cash equivalents at beginning of period.............   9,337   10,991
                                                              -------  -------
Cash and cash equivalents at end of period................... $10,712  $ 1,498
                                                              =======  =======



   The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. ADOPTION OF ACCOUNTING PRINCIPLES

  Elgin National Industries, Inc. ("the Company" or "Elgin") has implemented the provisions of Statement of Accounting Standard No. 130, "Reporting Comprehensive Income" (SFAS No. 130), which is effective for interim and annual financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company does not have any components of other comprehensive income as outlined in SFAS No. 130 and has therefore not changed its financial reporting format.

  The Company will implement the provisions of Statement of Accounting Standards No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which will be effective for fiscal years beginning after December 15, 1997. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures that are no longer useful. Management believes the adoption of SFAS No. 132 is solely a reporting requirement and therefore will not have an effect on the Company's financial position or results of operations.

  The Company will implement the provisions of Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which will be effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No.
133. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company.

2. INVENTORIES

  Inventories consist of:

                                                           JUNE 30, DECEMBER 31,
                                                             1998       1997
                                                           -------- ------------
                                                              (IN THOUSANDS)
      Finished goods...................................... $  8,491   $ 8,073
      Work-in-process.....................................    1,529     1,524
      Raw materials.......................................    6,087     5,501
                                                           --------   -------
                                                             16,107    15,098
      Less excess and obsolete reserve....................    1,903     1,601
                                                           --------   -------
                                                           $ 14,204   $13,497
                                                           ========   =======

3. CONTINGENCIES

  The Company has claims against others, and there are claims by others against it, in a variety of matters arising out of the conduct of the Company's business. The ultimate resolution of all such claims would not, in the opinion of management, have a material effect on the Company's financial position, cash flows or results of operations.

4. REPORT PREPARATION

  The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company's December 31, 1997 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of Management, necessary for a fair statement of results for the interim period. Results for the first six months of 1998 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

RESULTS OF OPERATIONS

Three Months Ended June 30, 1998 Compared to Three Months Ended June 30, 1997

  Net Sales: Net sales for the quarter ended June 30, 1998 increased $6.2 million, or 17.3%, to $42.5 million from $36.3 million for the corresponding period in 1997 primarily due to the timing and size of engineering services projects in process. For the three months ended June 30, 1997 the Company had four larger projects with sales in excess of $1.0 million, totalling $8.2 million in sales, compared to four such projects totalling $12.9 million in sales for the three months ended June 30, 1998.

  Gross Profit: Gross profit for the quarter ended June 30, 1998 decreased $0.7 million, or 6.4%, to $9.1 million from $9.8 million for the corresponding period in 1997. As a percentage of net sales, the gross profit decreased to 21.5% for the quarter ended June 30, 1998 from 26.9% for the corresponding period in 1997. The decrease was primarily due to a higher percentage of sales related to larger projects involving procurement and construction management service. Such larger projects typically earn a lower profit margin than smaller engineering services projects, including engineering only projects.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended June 30, 1998 of $5.4 million approximated the selling and administrative expenses for the corresponding period in 1997. As a percentage of net sales, selling, general and administrative expenses decreased from 14.9% for the quarter ended June 30, 1997 to 12.8% for the quarter ended June 30, 1998 due primarily to increased sales.

  Amortization Expense: Amortization expense of the Company for the quarter ended June 30, 1998 decreased $0.1 million or 13.9%, to $0.7 million from $0.8 million for the corresponding period in 1997. The decrease was attributable to decreased amortization expense related to acquisition and finance costs.

  Interest Expense, Net: Net interest expense of the Company for the quarter ended June 30, 1998 equaled $1.9 million and represented a $1.3 million, or 233.4% increase from the prior year's corresponding quarter of $0.6 million. The increased net interest expense was due to the issuance of the $85.0 million of 11.0% Senior Notes in November, 1997. The increased net interest expense was partially offset by a reduction in the interest rate due to the repayment of $20.0 million of senior subordinated notes in November, 1997, as well as by debt reduction from March, 1997 through November, 1997 of an aggregate $5.5 million. Net interest expense was further reduced through an increase in interest income resulting from a higher balance of interest bearing deposits.

  Provision for Income Taxes: Provision for income taxes of the Company for the quarter ended June 30, 1998 decreased $0.9 million, or 67.2% to $0.4 million from $1.3 million for the corresponding period ended June 30, 1997. The decrease in the provision for income taxes was due primarily to lower earnings before income taxes.

  Net Income: The net income for the Company for the three months ended June 30, 1998 decreased $1.0 million, or 60.9%, to $0.7 million from $1.7 million for the quarter ended June 30, 1997 for the reasons discussed above. Net income as a percentage of net sales decreased to 1.6% for the quarter ended June 30, 1998 from 4.8% for the corresponding quarter in 1997.

Six Months Ended June 30, 1998 Compared to Six Months Ended June 30, 1997

  Net Sales: Net sales for the six months ended June 30, 1998 increased $5.2 million, or 7.4% to $76.4 million from $71.2 million for the corresponding period in 1997 primarily due to the timing and size of engineering services projects in process. For the six months ended June 30, 1998 the Company had six projects with sales in excess of $1.0 million, totalling $23.0 million in sales, compared to nine such projects totalling $21.9 million in sales for the six months ended June 30, 1997. For the six months ended June 30, 1998, there were also six engineering services projects in process with sales between $500,000 and $1.0 million totalling $4.2 million. For the same period during 1997, there were three such projects totalling $1.7 million in process.

  Gross Profit: Gross profit for the six months ended June 30, 1998 decreased $0.3 million, or 2.0%, to $17.8 million from $18.1 million for the corresponding period in 1997. As a percentage of net sales, the gross profit decreased to 23.3% for the six months ended June 30, 1998 from 25.5% for the corresponding period in 1997. The decrease was primarily due to a higher percentage of sales related to larger projects involving procurement and construction management service, which typically earn a lower profit margin relative to smaller engineering services projects, including engineering only projects.

  Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the six months ended June 30, 1998 of $11.0 million represented an increase of $0.3 million or 2.9%, from $10.7 million for the corresponding period in 1997. Selling, general and administrative expenses as a percentage of net sales decreased from 15.0% for the six months ended June 30, 1997 to 14.3% for the corresponding period in 1998 due primarily to increased sales.

  Amortization Expense: Amortization expense of the Company for the six months ended June 30, 1998 decreased $0.2 million or 12.5%, to $1.4 million from $1.6 million for the corresponding period in 1997. The decrease was attributable to lower amortization expense related to acquisition and finance costs.

  Interest Expense, Net: Net interest expense of the Company for the six months ended June 30, 1998 equaled $4.0 million and represented a 243.5% increase from the prior year's corresponding six months of $1.2 million. The increased net interest expense was due to the issuance of the $85.0 million of 11.0% Senior Notes in November, 1997. The increased net interest expense was partially offset by a reduction in the interest rate due to the repayment of $20.0 million of senior subordinated notes in November, 1997, as well as by debt reduction from March, 1997 through November, 1997 of an aggregate $5.5 million. Net interest expense was further reduced through an increase in interest income resulting from a higher balance of interest bearing deposits.

  Provision for Income Taxes: Provision for income taxes of the Company for the six months ended June 30, 1998 decreased $1.6 million, or 74.4% to $0.5 million from $2.1 million for the corresponding period in 1997. The decrease in the provision for income taxes was due primarily to lower earnings before income taxes.

  Net Income: The net income for the Company for the six months ended June 30, 1998 decreased $1.8 million, or 67.2%, to $0.9 million from $2.7 million for the six months ended June 30, 1997 for the reasons discussed above. Net income as a percentage of net sales decreased to 1.2% for the six months ended June 30, 1998 from 3.8% for the corresponding six month period in 1997.

LIQUIDITY AND CAPITAL RESOURCES

  Net cash provided by operating activities for the six months ended June 30, 1998 of $2.9 million was generated from increased accounts payables, and cash generated from net income and non-cash charges, partially offset by cash used to increase net inventories, accounts receivable and other assets. The Company used $3.0 million in cash in operating activities for the six months ended June 30, 1997 to increase accounts receivables, net inventories and other assets, and to decrease accounts payable. Those cash expenditures were partially offset by cash generated from net income and non-cash charges. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

  Cash used in investing activities for the six months ended June 30, 1998 of $1.4 million compared to $0.3 million for the six months ended June 30, 1997. For the six months ended June 30, 1998 and June 30, 1997, the Company used $0.4 million and $0.3 million, respectively, for capital expenditures resulting from the Company's regular practice of upgrading and maintaining its equipment base and facilities. The Company has identified certain of its operations where production cost reductions or sales increases can be achieved through the purchase of new facilities, expansion of existing facilities and equipment modernization. The cost of these special facility projects is expected to exceed the cost of the Company's regular practice of upgrading and maintaining its equipment base and facilities by approximately $2.5 million, of which $1.0 million was completed within the first six months of 1998. The remainder is expected to be completed over the remainder of the year.

  Cash used in financing activities for the six months ended June 30, 1998 totalled $0.2 million, and was attributable to the scheduled repayment of notes payable. Cash used in financing activities for the six months ended June 30, 1997 totalled $6.1 million and resulted primarily from repayments made on the Company's term loan and note payable.

  The Company's liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations. Based on current and planned operations, the Company believes that funds provided from operations, along with cash on hand, will be adequate to meet its anticipated debt service requirements, working capital needs and capital expenditures. The Company has a credit facility to provide a $20.0 million revolving line of credit, subject to borrowing base limitations. The term of this facility expires in November, 2000. At June 30, 1998, there were no borrowings under the Senior Credit Facility (excluding $5.1 million in outstanding letters of credit). Another use for the Company's liquidity is the acquisition of a business or product line through a strategic acquisition. As part of its overall business strategy the Company regularly evaluates potential acquisition candidates.

BACKLOG

  The Company's backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at June 30, 1998 had decreased $25.5 million, or 29.5%, to $60.8 million from $86.3 million at December 31, 1997. A substantial majority of current backlog is expected to be realized in the next twelve months.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

  The Company continues to use its reputation in the United States to expand into international markets. In the six months ended June 30, 1998 approximately 25% of the Company's net sales were attributable to services provided or products sold for use outside the United States, primarily from Venezuela and Trinidad. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company's historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company's strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company's foreign operations, or expansion thereof, would not have a material adverse effect on the Company's business, financial condition, results of operations and debt service capability.

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

  (a) Exhibits

     27.0-Financial Data Schedule

  (b) Reports on Form 8-K

  None

                                   SIGNATURES

  Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Elgin National Industries, Inc.

                                                  /s/ Wayne J. Conner
                                          By: _________________________________
                                          Name:      Wayne J. Conner
                                          Vice President, Treasurer, and Chief
                                          Title: Financial Officer
                                              (Duly Authorized Officer and
                                                        Principal
                                                   Financial Officer)

Dated: August 13, 1998

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