Form 10-Q
period 1998-09-30
ELGIN NATIONAL INDUSTRIES INC
filed 1998-11-10
CIK 32346

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10-Q


  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 1998

                                       OR

  [_]       TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

      For the Transition period from ________________to ________________

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


  Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [_] No

  As of November 6, 1998, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

                        ELGIN NATIONAL INDUSTRIES, INC.

                               TABLE OF CONTENTS
                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION

  ITEM 1--Financial Statements

     Consolidated Balance Sheets as of September 30, 1998 and December
       31, 1997.............................................................   3

     Consolidated Statements of Income for the Nine Months Ended September
       30, 1998 and September 30, 1997, and for the Three Months Ended
       September 30, 1998 and September 30, 1997............................   4

     Consolidated Statements of Changes in Stockholder's Deficit for the
       Nine Months Ended September 30, 1998.................................   5

     Condensed Consolidated Statements of Cash Flows for the Nine Months
       Ended September 30, 1998 and September 30, 1997......................   6

     Notes to Condensed Consolidated Financial Statements...................   7

  ITEM 2--Management's Discussion and Analysis of Financial Condition and
   Results of Operations....................................................   8

  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk........  11

PART II--OTHER INFORMATION
  ITEM 1--Legal Proceedings.................................................  11

  ITEM 6--Exhibits and Reports on Form 8-K..................................  12

SIGNATURES..................................................................  12

EXHIBIT INDEX...............................................................  13

EXHIBIT 27..................................................................  14

PART I

ITEM 1. FINANCIAL STATEMENTS

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                       (in thousands except share data)
                                  (Unaudited)

                                                                            September 30,    December 31,
                                                                                1998             1997
                                                                               -------         --------
                                  ASSETS
        ----------------------------------------------------------
Current assets:
  Cash and cash equivalents...............................................       $ 14,520        $  9,337
  Accounts receivable, net................................................         31,524          27,355
  Inventories, net........................................................         13,435          13,497
  Prepaid expenses and other assets.......................................          2,560           1,728
  Deferred income tax.....................................................            760           1,596
                                                                                 --------        --------
    Total current assets..................................................         62,799          53,513
Property, plant and equipment, net........................................         14,212          13,582
Other assets..............................................................         23,985          23,334
Goodwill and intangibles..................................................         11,049          12,450
                                                                                 --------        --------
    Total assets..........................................................       $112,045        $102,879
                                                                                 ========        ========

                  LIABILITIES AND STOCKHOLDER'S DEFICIT
        ----------------------------------------------------------
Current liabilities:
  Current portion of long-term debt.......................................       $    325        $    311
  Accounts payable & accrued expenses.....................................         37,920          29,967
                                                                                 --------        --------
    Total current liabilities.............................................         38,245          30,278
Long-term debt less current portion.......................................         85,194          85,440
Other liabilities.........................................................          1,544           1,410
Deferred income tax.......................................................          3,896           4,385
                                                                                 --------        --------
    Total liabilities.....................................................        128,879         121,513
                                                                                 --------        --------
Redeemable preferred stock units..........................................         10,923          10,379
                                                                                 --------        --------
Redeemable preferred stock................................................          2,996           2,847
                                                                                 --------        --------
Stockholder's deficit:
  Common stock, (Class A) (par value $.01 per share; authorized 23,678 shares; 6,408 issued and outstanding)
 Retained deficit.........................................................        (30,753)        (31,860)
                                                                                 --------        --------
    Total stockholder's deficit...........................................        (30,753)        (31,860)
                                                                                 --------        --------
    Total liabilities and stockholder's deficit...........................       $112,045        $102,879
                                                                                 ========        ========

   The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                (in thousands)
                                  (Unaudited)

                                                  For the Nine Months   For the Three Months
                                                  Ended September 30,   Ended September 30,
                                                 ---------------------  --------------------
                                                   1998        1997       1998       1997
                                                  ------      ------      -----     ------
Sales, net.....................................   $119,174    $104,510    $42,740    $33,353
Cost of sales..................................     91,902      77,471     33,244     24,458
                                                  --------    --------    -------    -------
  Gross profit.................................     27,272      27,039      9,496      8,895
Selling, general and administrative expenses...     16,833      15,735      5,876      5,091
Amortization expense...........................      1,893       2,336        531        779
                                                  --------    --------    -------    -------
  Operating income.............................      8,546       8,968      3,089      3,025
Other expenses.................................
  Interest expense, net........................      6,111       1,536      2,071        360
                                                  --------    --------    -------    -------
Income before income taxes.....................      2,435       7,432      1,018      2,665
Provision for income taxes.....................        915       3,238        387      1,179
                                                  --------    --------    -------    -------
Net income.....................................   $  1,520    $  4,194    $   631    $ 1,486
                                                  ========    ========    =======    =======

   The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

                 For the Nine Months Ended September 30, 1998
                       (in thousands except share data)
                                  (Unaudited)

                                                                                                           Total
                                                                            Common       Retained      Shareholder's
                                                                            Stock        (Deficit)        Deficit
                                                                            -----        ---------        -------
Balance as of December 31, 1997.......................................    $        -     $(31,860)       $(31,860)
  Net income for the nine months ended September 30, 1998.............             -        1,520           1,520
  Redeemable preferred stock unit dividends, net of tax...............             -         (264)           (264)
  Redeemable preferred stock dividends ($7.48 per share)..............             -         (149)           (149)
                                                                          ----------     --------        --------
Balance as of September 30, 1998......................................    $        -     $(30,753)       $(30,753)
                                                                          ==========     ========        ========

   The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                (in thousands)
                                  (Unaudited)

                                                           Nine Months Ended
                                                             September 30,
                                                             -------------
                                                           1998         1997
                                                           ----         ----
Net cash provided (used) by operating activities....     $ 7,666      $  (355)
                                                         -------      -------
Cash flows from investing activities:
  Proceeds from sale of assets......................         271            -
  Purchase of property, plant and equipment.........      (2,522)        (969)
                                                         -------      -------
  Net cash used by investing activities.............      (2,251)        (969)
                                                         -------      -------
Cash flows from financing activities:
  Repayments of long-term debt......................        (232)      (6,218)
                                                         -------      -------
  Net cash used by financing activities.............        (232)      (6,218)
                                                         -------      -------
Net increase (decrease) in cash.....................       5,183       (7,542)
Cash and cash equivalents at beginning of period....       9,337       10,991
                                                         -------      -------
Cash and cash equivalents at end of period..........     $14,520      $ 3,449
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

     The Company will implement the provisions of Statement of Accounting Standard No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits" (SFAS No. 132), which will be effective for fiscal years beginning after December 15, 1997. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures. Management believes the adoption of SFAS No. 132 is solely a reporting requirement and therefore will not have an effect on the Company's financial position or results of operations.

     The Company will implement the provisions of Statement of Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which will be effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company.

2.   Inventories

     Inventories consist of:

                                                 September 30,  December 31,
                                                 -------------  ------------
                                                     1998           1997
                                                     ----           ----
                                                       (in thousands)
      Finished goods...........................        $ 7,890       $ 8,073
      Work-in-process..........................          1,883         1,524
      Raw materials............................          5,651         5,501
                                                       -------       -------
                                                        15,424        15,098
      Less excess and obsolete reserve.........          1,989         1,601
                                                       -------       -------
                                                       $13,435       $13,497
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

4. Report Preparation

     The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company's December 31, 1997 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first nine months of 1998 are not necessarily indicative of the results to be expected for the full year.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 1998 Compared to Three Months Ended September 30, 1997

     Net Sales: Net sales for the quarter ended September 30, 1998 increased $9.3 million, or 28.1%, to $42.7 million from $33.4 million for the corresponding period in 1997 primarily due to the size of engineering services projects in process. For the three months ended September 30, 1998 the Company had six larger projects with sales in excess of $1.0 million, totalling $12.7 million in sales, compared to three such projects totalling $3.7 million in sales for the corresponding period in 1997.

     Gross Profit: Gross profit for the quarter ended September 30, 1998 increased $0.6 million, or 6.8%, to $9.5 million from $8.9 million for the corresponding period in 1997. As a percentage of net sales, the gross profit decreased to 22.2% for the quarter ended September 30, 1998 from 26.7% for the corresponding period in 1997. The decrease was primarily due to a higher percentage of sales related to larger projects involving procurement and construction management service. Such larger projects typically earn a lower profit margin than smaller engineering services projects, including engineering only projects.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended September 30, 1998 of $5.9 million were $0.8 million, or 15.4%, higher than the selling, general and administrative expenses for the corresponding period in 1997 mainly due to increased selling costs associated with obtaining the higher sales level. As a percentage of net sales, selling, general and administrative expenses decreased from 15.3% for the quarter ended September 30, 1997 to 13.7% for the quarter ended September 30, 1998. Selling, general and administrative expenses decreased as a percentage of sales due to the increased sales level.

     Amortization Expense: Amortization expense of the Company for the quarter ended September 30, 1998 decreased $0.3 million, or 31.8%, to $0.5 million from $0.8 million for the corresponding period in 1997. The decrease was attributable to decreased amortization expense related to non-compete, acquisition and finance costs.

     Interest Expense, Net: Net interest expense of the Company for the quarter ended September 30, 1998 equaled $2.1 million and represented a $1.7 million, or a 475.3%, increase from the prior year's corresponding quarter of $0.4 million. The increased net interest expense was due to the issuance of the $85.0 million in 11.0% Senior Notes in November, 1997. The increased net interest expense was partially offset by a reduction in the interest rate due to the repayment of $20.0 million in senior subordinated notes in November, 1997.

     Provision for Income Taxes: Provision for income taxes of the Company for the quarter ended September 30, 1998 decreased $0.8 million, or 67.2%, to $0.4 million from $1.2 million for the corresponding period ended September 30, 1997. The decrease in the provision for income taxes was due primarily to lower earnings before income taxes.

     Net Income: The net income for the Company for the three months ended September 30, 1998 decreased $0.9 million, or 57.5%, to $0.6 million from $1.5 million for the quarter ended September 30, 1997 for the reasons discussed above. Net income as a percentage of net sales decreased to 1.5% for the quarter ended September 30, 1998 from 4.5% for the corresponding quarter in 1997.

Nine months Ended September 30, 1998 Compared to Nine months Ended September 30, 1997

     Net Sales: Net sales for the nine months ended September 30, 1998 increased $14.7 million, or 14.0%, to $119.2 million from $104.5 million for the corresponding period in 1997 primarily due to the size of the engineering services projects in process. For the nine months ended September 30 1998, the Company had eleven projects with sales in excess of $1.0 million, totalling $41.5 million in sales, compared with ten such projects totalling $28.7 million in sales for the nine months ended September 30, 1997.

     Gross Profit: Gross profit for the nine months ended September 30, 1998 increased $0.3 million, or 0.9%, to $27.3 million from $27.0 million, for the corresponding period in 1997. As a percentage of net sales, the gross profit decreased to 22.9% for the nine months ended September 30, 1998 from 25.9% for the corresponding period in 1997. The decrease was primarily due to a higher percentage of sales related to larger projects involving procurement and construction management service, which typically earn a lower profit margin relative to smaller engineering services projects, including engineering only projects.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the nine months ended September 30, 1998 of $16.8 million represented an increase of $1.1 million, or 7.0%, from $15.7 million for the corresponding period in 1997. Selling general and administrative expenses as a percentage of net sales decreased from 15.1% for the nine months ended September 30, 1997 to 14.1% for the corresponding period in 1998 due primarily to increased sales.

     Amortization Expense: Amortization expense of the Company for the nine months ended September 30, 1998 decreased $0.4 million, or 19.0%, to $1.9 million from $2.3 million for the corresponding period in 1997. The decrease was attributable to lower amortization expense related to non-compete, acquisition and finance costs.

     Interest Expense, Net: Net interest expense of the Company for the nine months ended September 30, 1998 equaled $6.1 million and represented a 297.9% increase from the prior year's corresponding nine months of $1.5 million. The increased net interest expense was due to the issuance of the $85.0 million in 11.0% Senior Notes in November, 1997. The increased net interest expense was partially offset by a reduction in the interest rate due to the repayment of $20.0 million in senior subordinated notes in November, 1997, as well as by other debt reduction from March, 1997 through November, 1997 of an aggregate $5.5 million. Net interest expense was further reduced through an increase in interest income resulting from a higher balance of interest bearing deposits.

     Provision for Income Taxes: Provision for income taxes of the Company for the nine months ended September 30, 1998 decreased $2.3 million, or 71.7%, to $0.9 million from $3.2 million for the corresponding period in 1997. The decrease in the provision for income taxes was due primarily to lower earnings before income taxes.

     Net Income: The net income for the Company for the nine months ended September 30, 1998 decreased $2.7 million, or 63.8%, to $1.5 million from $4.2 million for the nine months ended September 30, 1997 for the reasons discussed above. Net income as a percentage of net sales decreased to 1.3% for the nine months ended September 30, 1998 from 4.0% for the corresponding nine months period in 1997.

Liquidity and Capital Resources

     Net cash provided by operating activities for the nine months ended September 30, 1998 of $7.7 million was generated from increased accounts payables, and cash generated from net income and non-cash charges, partially offset by cash used to increase accounts receivable and other assets. For the nine months ended September 30, 1997, $0.4 million in cash was used in operating activities to increase accounts receivables, net inventories and other assets and to decrease accounts payable. Cash expenditures were partially offset by cash generated from net income and non-cash charges. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

     Cash was used in investing activities for the nine months ended September 30, 1998 of $2.3 million compared with $1.0 million for the nine months ended September 30, 1997. For the nine months ended September 30, 1998 and September 30, 1997, the Company used $0.9 million and $1.0 million, respectively, for capital expenditures resulting from the Company's regular practice of upgrading and maintaining its equipment base and facilities. The Company has identified certain of its operations where production cost reductions or sales increases can be achieved through the purchase of new facilities, expansion of existing facilities and equipment modernization. The cost of these special facility projects is expected to exceed the Company's customary upgrade and maintenance cost by approximately $2.5 million. $1.6 million in specialty facility projects was completed within the first nine months of 1998. The remainder is expected to be completed by year end. In the nine months ended September 30, 1998 the Company received proceeds of $0.3 million from the sale of a building.

     Cash used in financing activities for the nine months ended September 30, 1998 totaled $0.2 million, and was attributable to the scheduled repayment of notes payable. Cash used in financing activities for the nine months ended September 30, 1997 totaled $6.2 million and resulted primarily from repayments made on the Company's term loan and notes payable.

     The Company's liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations. Based on current and planned operations, the Company believes that funds provided from operations, along with cash on hand, will be adequate to meet its anticipated debt service requirements, working capital needs and capital expenditures. The Company has a credit facility to provide a $20.0 million revolving line of credit, subject to borrowing base limitations. The term of this facility expires in November, 2000. At September 30, 1998, there were no borrowings under the Senior Credit Facility (excluding $5.1 million in outstanding letters of credit). Another use for the Company's liquidity is the acquisition of a business or product line through a strategic acquisition. As part of its overall business strategy the Company regularly evaluates potential acquisition candidates.

Backlog

     The Company's backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at September 30, 1998 had decreased $12.8 million, or 14.8%, to $73.5 million from $86.3 million at December 31, 1997. A substantial majority of current backlog is expected to be realized in the next twelve months.

Year 2000

The Year 2000 ("Y2K") issue is the result of computer programs using a two-digit format, as opposed to four digits, to indicate the year. Such computer systems will be unable to interpret dates beyond the year 1999, which could cause a system failure or other computer errors, leading to disruptions in operations. The Company has developed a three-phase program of Y2K information systems readiness. Phase I is to identify those systems with which the Company has exposure to Y2K issues. Phase II is the development and implementation of action plans to be Y2K ready in each major area. Phase III is the final testing of each major area to exposure to ensure readiness. The Company has identified three major areas determined to be critical for successful Y2K readiness: (1) financial and informational system applications, (2) manufacturing applications and (3) third-party relationships.

The Company, in accordance with Phase I of the program, has conducted an internal review of systems and has contacted software suppliers to determine major areas of exposure to Y2K issues. In the financial and information system area, a number of applications have been identified as being Y2K ready. We are working with other vendors to implement upgrades to their software to become Y2K ready. All upgrades are scheduled for implementation by end of the third quarter of 1999. In the manufacturing applications area, the Company is in the process of identifying areas of exposure. In the third-party area, the Company is in the process of contacting most of its major third parties to determine their Y2K readiness.

The Company has not yet quantified the cost to upgrade the core financial and reporting systems. The upgrades of the current systems are part of our normal process of maintaining current data processing systems, and therefore the Company does not expect the upgrades to have a material effect on our operating results. The Company has not yet determined what costs will be incurred in connection with the manufacturing area and the third party relationship area.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company continues to use its United States reputation to expand into international markets. In the nine months ended September 30, 1998 approximately 30% of the Company's net sales were attributable to services provided or products sold for use outside the United States, primarily to Venezuela and Trinidad. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company's historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company's strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company's foreign operations, or expansion thereof, would not have a material adverse effect on the Company's business, financial condition, results of operations and debt service capability.

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

None

ITEM 5. OTHER INFORMATION

None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

          (a)  Exhibits
               27.0 Financial Data Schedule

          (b)  Reports on Form 8-K
               A Form 8-K was filed on October 23, 1998 listing Item 4 - changes in Registrant's certifying accountants. There were no financial statements filed with this report.

                                  SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                       Elgin National Industries, Inc.


                                       By /s/ Wayne J. Conner
                                          --------------------------------------
                                       Name:  Wayne J. Conner
                                       Title: Vice President, Treasurer, and
                                              Chief Financial Officer
                                          (Duly Authorized Officer and Principal
                                                    Financial Officer)


Dated: November 9, 1998

                                 EXHIBIT INDEX

Exhibit                                                                                                 Footnote
-------                                                                                                 --------
Number    Document Description                                                                          Reference
------    --------------------                                                                          ---------
 3.1      Certificate of Incorporation of Elgin National Industries, Inc.                                     (3)

 3.2      Bylaws of Elgin National Industries, Inc.                                                           (3)

 4.1      Indenture dated November 5, 1997, between Elgin National Industries, Inc., subsidiaries and
          Norwest Bank Minnesota, as Trustee.                                                                 (2)

 4.2      Form of 11% Senior Note due 2007 (included in Exhibit 4.1).                                         (2)

 4.3      Registration Rights Agreement dated November 5, 1997, by and among Elgin National
          Industries, Inc., certain of its subsidiaries, and BancAmerica Robertson Stephens and CIBC
          Wood Gundy Securities Corp.                                                                         (3)

 4.4      Form of Subsidiary Guaranty (included in Exhibit 4.1).                                              (2)

10.1      Credit Agreement dated as of September 24, 1993, as Amended and Restated as of November
          5, 1997, by and among Elgin National Industries, Inc., various financial institutions,
          and Bank of America National Trust and Savings Association, individually and as agent.              (2)

10.2      Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin
          National Industries, Inc. and Fred C. Schulte.*                                                     (2)

10.3      Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin
          National Industries, Inc. and Charles D. Hall.*                                                     (2)

10.4      Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin
          National Industries, Inc. and Wayne J. Conner.*                                                     (2)

10.5      The Elgin National Industries, Inc. Supplemental Retirement Plan dated as of 1995, and
          effective January 1, 1995.*                                                                         (3)

27        Financial Data Schedule                                                                             (1)

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