Form 10-K405
period 1998-12-31
ELGIN NATIONAL INDUSTRIES INC
filed 1999-03-29
CIK 32346

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-K

  [X]            ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d)
                    OF THE SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 1998

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SS 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 26, 1999, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant is $0 because all voting stock is held by an affiliate of the registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        ELGIN NATIONAL INDUSTRIES, INC.
                               Table of Contents

                                                                          Page
Item                                                                     Number
----                                                                     ------
                                     PART I

1. BUSINESS.............................................................    1

2. PROPERTIES...........................................................    4

3. LEGAL PROCEEDINGS....................................................    4

4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS..................    5

                                    PART II

5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS..............................................................    5

6. SELECTED FINANCIAL DATA..............................................    5

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS................................................    7

7A. MARKET RISK.........................................................   15

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................   16

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   FINANCIAL DISCLOSURE.................................................   37

                                    PART III

10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..................   37

11. EXECUTIVE COMPENSATION..............................................   38

12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT......   40

13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS......................   41

                                    PART IV

14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K....   42

                                    PART I

ITEM 1. BUSINESS

Overview

   Elgin National Industries, Inc., incorporated in 1962, was a publicly traded company listed on the NYSE until it was taken private in 1988 through the leveraged acquisition of stock of Elgin National Industries, Inc. by The Jupiter Corporation ("Jupiter"), a private diversified holding company. In September 1993, an investor group led by institutional investors and Senior Management (consisting of Fred C. Schulte, Charles D. Hall and Wayne J. Conner) formed ENI Holding Corp. ("ENI"), and ENI acquired the capital stock of Elgin National Industries, Inc. from Jupiter in a leveraged buyout. In 1994, Elgin National Industries, Inc. acquired K&M Inc. in order to broaden Mining Controls' customer base into the heavy industrial and electric utility markets. Later that same year, Soros Associates, Inc. was acquired to strengthen the Engineering Services Segment's technical expertise in the development of marine port facilities. In 1995, Elgin National Industries, Inc. sold the assets constituting Ohio Rod's bicycle spoke and nipple product line and the stock of GC Thorsen, Inc. and at the end of 1996, the stock of American Fastener Corporation was sold. The foregoing acquisitions and divestitures assisted Elgin National Industries, Inc. in reducing leverage and, Management believes, focusing on strengthening its businesses.

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

Operating Businesses

   The Company owns and operates a diversified group of middle-market manufactured products and engineering services businesses. The Company focuses on operating businesses with leading positions in niche markets, consistent operating profitability, diverse customer bases, efficient production capabilities and broad product lines serving stable industries. The Company is comprised of two operating segments. Through its Manufactured Products Segment, Elgin is a leading manufacturer and supplier of custom-designed, highly engineered products used by a wide variety of customers in the industrial equipment, durable goods, mining, mineral processing and electric utility industries. Through its Engineering Services Segment, Elgin provides design, engineering, procurement and construction management services for mineral processing and bulk materials handling systems used in the mining, mineral processing, electric utility and the rail and marine transportation industries.

   The Manufactured Products Segment is comprised of Ohio Rod Products Company ("Ohio Rod"), Tabor Machine Company ("Tabor"), Norris Screen and Manufacturing Inc. ("Norris"), Centrifugal and Mechanical Industries ("CMI"), Centrifugal Services, Inc. ("CSI"), Mining Controls, Inc. ("Mining Controls"), Chandler Products ("Chandler") and Clinch River Corporation ("Clinch"). The Engineering Services Segment is comprised of Roberts & Schaefer Company ("R&S") and Soros Associates, Inc. ("Soros").

Manufactured Products Segment

   The Manufactured Products Segment, through its eight business units, manufactures and markets products used primarily in the industrial equipment, durable goods, mining, mineral processing and electric utility industries. The businesses within the Manufactured Products Segment consist of original equipment manufacturers ("OEM"), suppliers of after-market parts and services and manufacturers of components used by original equipment manufacturers. These businesses have supplied their customers with quality products and services for an average of over 37 years. Representative end-users of the products of the Manufactured Products Segment include Consolidation Coal, Detroit Diesel, General Electric, Mack Truck, Peabody Coal, Newpark Drilling and R B Logistics. The Manufactured Products Segment has a broad and diverse customer base, with no single customer accounting for more than 5% of the Segment's sales in 1998.

   The Manufactured Products Segment primary products include specialty fasteners, various types of centrifuges, incline and horizontal vibrating screen systems of varying sizes and capacities, specialty high and low voltage electrical power distribution equipment, electrical switch gear equipment, power factor control and harmonic correction equipment, underground lighting and electrical connectors and custom fabrication. The Manufactured Products Segment also sells after-market parts and services.

   Net sales for the Manufactured Products Segment for the year ended December 31, 1998, were $82.1 million. Products are sold through in-house sales personnel, as well as independent sales representatives, supported by engineer and technical services support personnel.

   The Manufactured Products Segment sells its products primarily based on product quality and overall customer service. The Manufactured Products Segment can usually respond to custom or small orders quickly and efficiently, minimizing their competition. The Manufactured Products Segment does have competition with larger manufacturers particularly during periods of excess capacity at their production facilities, as well as small regional shops and independent suppliers.

Engineering Services Segment

   The Engineering Services Segment, provides design, engineering, procurement and construction management services principally to the mining, mineral processing, electric utility and rail and marine transportation industries. Depending upon the needs of the client, these services are provided on either an unbundled (i.e. task-specific) basis or a full project turnkey basis. Historically, the Engineering Services Segment provided its services primarily to the United States coal-mining industry. Over the past ten years, the Engineering Services Segment has diversified into markets which include aggregates, industrial minerals, base metals and precious metals. Today, the Engineering Services Segment has a broad, well-balanced customer base within these industries and derived approximately 75% of its net sales from customers outside the coal-mining industry during 1998. Net sales for the Engineering Services Segment for the year ended December 31, 1998 were $73.9 million.

   The Engineering Services segment provides engineering services including evaluating the feasibility of the customer's proposal (from both a cost and engineering standpoint), translating the customer's concept to a workable design, or providing bankable feasibility studies, detailed engineering drawings and extensive engineering support in effecting the realization of a design. In turnkey projects, the Engineering Services Segment performs all service activities necessary for project completion, including design, subcontracting, equipment procurement, construction management and startup. The Engineering Services Segment also provides equipment procurement on behalf of its customers, involving the designation and sourcing of equipment to meet the customer's requirements.

   Typical mineral processing facilities designed and built by the Engineering Services Segment include coal preparation plants, gold processing plants, copper processing plants and aggregate and crushed rock processing plants. They also have a special expertise in offshore terminals, involving bulk loading and unloading at open sea. The Engineering Services Segment also designs bulk materials handling systems for coal-fired electric power plants and for handling multiple commodities at rail terminals, storage facilities, marine terminals and ports. These systems consist of loading and unloading equipment to remove the material from or place it into the transportation vehicle (trucks, trains, ships or barges) and multiple conveying systems to move material to or from stockpiles.

   The Engineering Services Segment provides its services, ranging from engineering-only services to turnkey project completion, primarily to the mining, mineral processing, electric utility and rail and marine transportation industries, with a diversified customer base including a number of leading domestic and international mining companies, electric utility companies and transportation companies. Engineering-only services range in size from under $10,000 to several hundred thousand dollars. The Engineering Services Segment's turnkey services include full project responsibility for the design and construction of mineral processing and bulk material handling facilities. The Engineering Services Segment focuses on turnkey projects of less than $25 million, with most such projects significantly smaller. Total backlog for the Engineering Service Segment at December 31, 1998 was $50.3 million.

   Management believes that targeting projects in the range of $1 million to $25 million gives the Engineering Services Segment two strategic advantages. First, this is a niche of the mineral processing and material handling markets that generally does not attract larger firms, permitting the Engineering Services Segment to compete with smaller, local and regional contractors that may lack the Engineering Services Segment's experience and capabilities. Second, by maintaining a larger portfolio of smaller projects, the Engineering Services Segment is better able to manage the risk inherent in its business.

   The Engineering Services Segment has a broad and diversified customer base, having executed projects in the aggregates, industrial minerals and base metal industries. The Engineering Services Segment has also been successful in further diversifying their markets to include international work. During 1998, approximately 46% of the net sales of the Engineering Services Segment were from international projects.

   The Engineering Services Segment markets its services through internal marketing and sales groups located in Chicago and Salt Lake City. Their management and engineering staff participate in the process to adequately price and successfully bid on projects. The Engineering Services Segment also secures projects through partnering or joint bidding arrangements with larger engineering and construction firms or architectural engineers, particularly in the case of international projects. In such arrangements, the Engineering Services Segment will assume specific responsibility for a particular component of a larger project.

   Primary competitors of the Engineering Services Segment include Watkins Construction Company (coal, limestone and material handling), Industrial Resources, Inc. (coal processing and material handling), and McNally Wellman Co. (coal and limestone handling). Generally, the Engineering Services Segment competes with a large number of specialty engineering firms on the basis of quality of work performed, strength of reputation, responsiveness to customer needs, price and ability to meet deadlines, and the Engineering Services Segment seeks to differentiate itself from its competitors with respect to each of these factors.

Supplies

   The Company acquires substantially all of its raw materials from outside sources. The basic raw materials primarily used in the Manufactured Products Segment are flat sheet metal, coiled wire or rod and various forms of stainless steel materials. Additionally, the Manufactured Products Segment acquires circuit breakers, components, transformer cores, motors and drive units from outside sources. The Company subcontracts certain fabrication work to other suppliers. The Company is dependent on the ability of such fabrication suppliers for timely delivery, performance and quality specifications. The Engineering Services Segment sources many different types of components in the construction of plant facilities, which in certain cases are sold directly to the Company's customer by the selected supplier. These include equipment such as vibrating screens, centrifuge dryers, flotation units and other finished products. The Company believes there are numerous sources of supply for the different materials used in its operations.

Employees

   As of December 31, 1998, the Company had approximately 650 employees. Approximately 27 employees of the Company at CMI's St. Louis, Missouri facility are represented by District 8 of the International Association of Machinists and Aerospace Workers ("IAM") and are covered by a contract between CMI and the IAM effective from March 1, 1998 through February 28, 2003. Approximately eight employees of TranService, Inc., a wholly owned subsidiary of the Company, are represented by the United Mine Workers of America ("UMWA") and are covered by the National Bituminous Coal Wage Agreement expiring on December 31, 2002. The Company believes that its relations with its employees are generally good.

ITEM 2. PROPERTIES

   The Company and its businesses conduct operations from the following primary facilities:

                                               Principal   Owned/  Approximate
Business                       Location        Function    Leased Square Footage
--------                  ------------------ ------------- ------ --------------
Elgin.................... Downers Grove, IL  Headquarters  Leased      6,470
Ohio Rod................. Versailles, IN     Manufacturing Owned      93,350
Chandler................. Euclid, OH         Manufacturing Owned      88,000
Mining Controls.......... Beckley, WV        Manufacturing Owned      44,925
CMI...................... St. Louis, MO      Manufacturing Owned      63,295
CSI...................... Raleigh, IL        Manufacturing Owned      16,166
                                                           Leased     18,245
Tabor.................... Bluefield, WV      Manufacturing Owned      44,000
Norris................... Princeton, WV      Manufacturing Owned      12,700
Clinch................... Cedar Bluff, VA    Manufacturing Owned      56,300
R & S.................... Chicago, IL &      Office        Leased     16,200
                          Salt Lake City, UT Office        Leased     25,267
Soros.................... Chicago, IL        Office        Leased      5,800

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

   In early 1999 the Company settled a lawsuit relating to an engineering contract claim. The Company received approximately $1.8 million in this settlement. This settlement will be reflected in the Company's 1999 financial statements.

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

Environmental

   The Company is subject to a variety of foreign, federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials used in its manufacturing processes. The Company has not historically incurred any material adverse effect on its business, financial condition, results of operations or cash flow as a result of the Company's compliance with U.S. federal, state, provincial, local or foreign environmental laws or regulations or remediation costs. Some risk of environmental liability and other costs is inherent, although, in the nature of the businesses conducted by the Manufactured Products Segment, which have been in operation for an average of over 37 years, little invasive testing has been performed at their sites. In addition, businesses previously operated by the Company have been sold. There can be no assurance that future identification of contamination at its current or former sites or at third party-owned sites where waste generated by the Company has been disposed of would not have a material adverse effect on the Company's business, results of operations, financial condition or debt service capability. Any failure by the Company to obtain required permits for, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability. Such liability could have a material adverse effect on the Company's business, financial condition, results of operations and debt service capability.

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

   The ability of the Company to pay dividends is governed by restrictive covenants contained in the indenture governing its publicly-held debt as well as restrictive covenants contained in the Company's senior credit facility. As a result of these restrictive covenants, the Company was not permitted to pay dividends on December 31, 1998.

ITEM 6.  SELECTED FINANCIAL DATA

   The following table presents selected historical financial information of the Company, as of the dates and for the periods indicated. The historical financial data as of December 31, 1994, 1995, 1996, 1997 and 1998 was derived from the audited consolidated financial statements of the Company. The selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited consolidated financial statements and notes thereto.

                                     Fiscal Year Ended December 31,
                              ------------------------------------------------
                                1994     1995(a)    1996      1997      1998
                              --------  --------  --------  --------  --------
                                         (dollars in thousands)
Statement of Operations
 Data:
Net sales...................  $197,284  $126,839  $135,651  $139,615  $156,054
Cost of sales...............   167,170   102,654   100,119   102,744   118,390
                              --------  --------  --------  --------  --------
  Gross profit..............    30,114    24,185    35,532    36,871    37,664
Selling, general and
 administrative expenses....    19,356    19,891    21,226    21,840    22,100
Amortization expense........     3,050     3,052     3,085     3,447     2,128
                              --------  --------  --------  --------  --------
  Operating income..........     7,708     1,242    11,221    11,584    13,436
Other expenses (income):
 Interest expense, net......     6,270     4,807     3,340     3,471     8,190
 Gain on the sale of product
  line......................              (2,520)
                              --------  --------  --------  --------  --------
Income (loss) from
 continuing operations
 before income taxes........     1,438    (1,045)    7,881     8,113     5,246
Provision for income taxes..       668       124     3,191     3,187     2,141
                              --------  --------  --------  --------  --------
Income (loss) from
 continuing operations......       770    (1,169)    4,690     4,926     3,105
Income from discontinued
 operations, net of income
 taxes (b)..................       889       876       174       122
                              --------  --------  --------  --------  --------
Income (loss) before
 extraordinary items........     1,659      (293)    4,864     5,048     3,105
Extraordinary loss on early
 extinguishment of debt, net
 of income tax (c)..........                                    (582)
                              --------  --------  --------  --------  --------
Net income (loss)...........  $  1,659  $   (293) $  4,864  $  4,466  $  3,105
                              ========  ========  ========  ========  ========
Other Financial Data:
Gross margin................      15.3%     19.1%     26.2%     26.4%     24.2%
Depreciation and
 amortization (d)...........  $  5,776  $  5,497  $  5,382  $  5,569  $  4,417
Capital expenditures (d)....     1,506     1,501     1,739     1,974     4,215
Net cash provided by
 operating activities.......     8,037       142    17,506     1,008     5,388
Net cash provided by (used
 in) investing activities...       722    24,478     1,935    (1,948)   (3,939)
Net cash used in financing
 activities.................   (11,481)  (22,285)  (10,785)     (714)     (805)
Operating Unit Data:
Net Sales:
 Manufactured Products
  Segment...................  $ 75,698  $ 74,859  $ 78,952  $ 78,592  $ 82,097
 Engineering Services
  Segment...................   121,586    51,980    56,699    61,023    73,957
                              --------  --------  --------  --------  --------
  Total Net Sales...........  $197,284  $126,839  $135,651  $139,615  $156,054
                              ========  ========  ========  ========  ========
Balance Sheet Data (e):
Cash and cash equivalents...  $         $  2,335  $ 10,991  $  9,337  $  9,981
Working capital less cash
 and cash equivalents.......    28,772    16,515     5,129    13,898    15,834
Property, plant and
 equipment, net.............    23,213    14,707    13,741    13,582    15,344
Total assets................   139,082    95,294    95,914   100,351   103,710
Total debt..................    58,567    37,676    26,891    85,751    85,439
Redeemable preferred stock
 and redeemable preferred
 stock units................    30,048    32,714    35,380    13,226    14,152
Stockholders' deficit.......    (1,511)   (4,470)   (2,272)  (31,860)  (29,400)

--------
(a) The Company's 1995 performance was adversely affected by a loss of approximately $7.8 million on a single turnkey project of the Engineering Services Segment that was completed in that year, and which resulted in significant operating and control changes in the Engineering Services Segment.
(b) Income from discontinued operations is comprised of earnings of GC Thorsen, Inc. (sold in 1995), American Fastener Corporation (sold in
    1996), along with the associated gain on the sale of those businesses, net of income taxes.
(c) The loss on the early extinguishment of debt resulted from the retirement of subordinated debt from proceeds of the Senior Notes and included amortization of the remaining financing costs and a prepayment penalty.
(d) Excludes depreciation, amortization and capital expenditures related to discontinued operations and extraordinary loss.
(e) Includes the balance sheet data of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Elgin owns and operates a diversified group of middle-market industrial manufacturing and engineering services businesses. The Company focuses on operating businesses with leading positions in niche markets, consistent profitability, diverse customer bases, efficient production capabilities and broad product lines serving stable industries. The Company is comprised of ten business units that are organized into two operating segments. Through its Manufactured Products Segment, Elgin is a leading manufacturer and supplier of custom-designed, highly engineered products used by a wide variety of customers in the industrial equipment, durable goods, mining, mineral processing and electric utility industries. Through its Engineering Services Segment, Elgin provides design, engineering, procurement and construction management services for mineral processing and bulk materials handling systems used in the mining, mineral processing, electric utility and the rail and marine transportation industries.

Variability of Revenues and Cash Flows

   The Engineering Services Segment's project base is typically comprised of over 100 projects in process each year. At any given time, this project base includes a substantial majority of small projects (which the Company defines as producing less than $1.0 million in annual sales) as well as a number of larger projects (which the Company defines as producing $1.0 million or more in annual sales). The Company's revenues from these larger projects tend to fluctuate from year to year depending on the number of such projects in process and the respective status of each project. In addition, these larger projects often extend over more than one year, causing potential fluctuations in revenues and cash flows. The Company uses the percentage of completion method of accounting for its engineering services contracts. Under this method of accounting, the degree of completion of each contract is generally determined by comparing the costs incurred to date to the total costs anticipated for the entire contract, taking into account the current estimates of cost to complete the contract. Revenue is recognized on each contract as a percentage of the total contract revenue in proportion to the degree of the project's completion. Management routinely reviews total estimated costs to complete each contract and revises the estimated gross margin on the contract accordingly. Losses are recognized in full in the period in which they are determined. Cash flows can vary significantly from period to period, depending on the terms of the larger contracts then in force. In some contracts, the customers provide full or partial advance cash payments prior to performance by the Company. In other contracts, receipts follow disbursements in varying degrees. As a result, reported operating income of the Engineering Services Segment for any period is not necessarily indicative of cash flow for that period.

Results of Operations

   The following tables set forth, for the periods indicated, amounts derived from the Company's consolidated statements of operations and related percentages of net sales. There can be no assurance that the trends in operating results will continue in the future.

                             Company Consolidated
                             (dollars in millions)

                                      For the Fiscal Year Ended December 31,
                                      -----------------------------------------
                                          1996          1997           1998
                                      ------------  -------------  ------------
Net sales...........................  $135.6 100.0% $139.6  100.0% $156.1 100.0%
Cost of sales.......................   100.1  73.8   102.7   73.6   118.4  75.8
Gross profit........................    35.5  26.2    36.9   26.4    37.7  24.2
Selling, general & administrative
 expenses...........................    21.2  15.6    21.8   15.6    22.1  14.2
Amortization expense................     3.1   2.3     3.4    2.4     2.1   1.4
Operating income....................    11.2   8.3    11.7    8.4    13.5   8.6
Interest expense, net...............     3.3   2.4     3.5    2.5     8.2   5.2
Income from continuing operations
 before income taxes................     7.9   5.9     8.2    5.9     5.3   3.4
Provision for income taxes..........     3.2   2.4     3.2    2.3     2.2   1.4
Income from continuing operations...     4.7   3.5     5.0    3.6     3.1   2.0
Income from discontinued operations,
 net of income taxes................     0.2   0.1     0.1    0.1
Income before extraordinary item....     4.9   3.6     5.1    3.7     3.1   2.0
Extraordinary item, net of income
 taxes..............................                  (0.6)  (0.5)
Net income..........................     4.9   3.6     4.5    3.2     3.1   2.0

                         Manufactured Products Segment
                             (dollars in millions)

                                     For the Fiscal Year Ended December 31,
                                    -------------------------------------------
                                        1996           1997           1998
                                    -------------  -------------  -------------
Net sales.......................... $ 78.9  100.0% $ 78.6  100.0% $ 82.2  100.0%
Cost of sales......................   52.8   66.9    51.5   65.5    54.4   66.2
Gross profit.......................   26.1   33.1    27.1   34.5    27.8   33.8

                         Engineering Services Segment
                             (dollars in millions)

                                     For the Fiscal Year Ended December 31,
                                    -------------------------------------------
                                        1996           1997           1998
                                    -------------  -------------  -------------
Net sales.......................... $ 56.7  100.0% $ 61.0  100.0% $ 73.9  100.0%
Cost of sales......................   47.3   83.5    51.3   84.0    64.0   86.6
Gross profit.......................    9.4   16.5     9.7   16.0     9.9   13.4

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Net Sales: Net sales for the Manufactured Products Segment for the year ended December 31, 1998 increased $3.6 million, or 4.5%, to $82.2 million from $78.6 million for the corresponding period in 1997. Increased machine sales at CSI and increased specialty fasteners at Ohio Rod were partially offset with decreased steel fabrication sales at Clinch.

   Net sales for the Engineering Services Segment for the year ended December 31, 1998 increased $12.9 million, or 21.2%, to $73.9 million from $61.0 million for the corresponding period in 1997 due primarily to increased size of some larger projects in process. For the year ended December 31, 1998, sales of $55.2 million were reported on sixteen larger projects, exceeding sales of $42.0 million reported on sixteen larger projects for the corresponding period in 1997.

   Cost of Sales: Cost of sales for the Manufacturing Products Segment for the year ended December 31, 1998 increased $2.9 million, or 5.6%, to $54.4 million from $51.5 million for the corresponding period in 1997 primarily due to an overall increased sales level and increased costs of steel fabrication, partially offset by improved operating efficiencies at CSI and Chandler due to their increased sales level. The Manufactured Products Segment's cost of sales as a percentage of net sales increased to 66.2% for the year ended
December 31, 1998 from 65.5% for the corresponding period in 1997.

   Cost of sales for the Engineering Services Segment for the year ended December 31, 1998 increased $12.7 million, or 24.9%, to $64.0 million from $51.3 million for the corresponding period in 1997 primarily due to the increased sales level. As a percentage of net sales, the Engineering Services Segment's cost of sales increased to 86.6% for the year ended December 31, 1998 from 84.0% for the corresponding period in 1997 due to increased costs on the larger projects in 1998.

   Gross Profit: Gross profit for the Manufactured Products Segment for the year ended December 31, 1998 increased $0.7 million, or 2.3%, to $27.8 million from $27.1 million for the corresponding period in 1997 due to the increased sales level, partially offset with a higher costs as a percentage of sales. The Manufactured Products Segment's gross profit as a percentage of net sales decreased to 33.8% for the year ended December 31, 1998 from 34.5% for the corresponding period in 1997. The decrease in the gross profit was primarily due to decreased margins on screen sales at Tabor and industrial capital equipment at Mining Controls.

   Gross profit of the Engineering Services Segment for the year ended December 31, 1998 increased $0.2 million, or 1.7%, to $9.9 million from $9.7 million for the corresponding period in 1997 primarily due to increased project activity. As a percentage of net sales, the Engineering Services Segment's gross profit decreased to 13.4% for the year ended December 31, 1998 from 16.0% for the corresponding period in 1997 primarily due to increased sales of larger projects involving procurement and construction management services, which typically earn a lower profit margin than smaller projects.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company of $22.1 million for the year ended December 31, 1998 increased $0.3 million in comparison to $21.8 million for the corresponding period in 1997. Selling, general and administrative expenses as a percentage of net sales decreased to 14.2% for the year ended December 31, 1998 from 15.6% for the corresponding period in 1997 due to increased net sales. Higher selling costs reported by the Engineering Services Segment were partially offset by decreased selling costs within the Manufactured Products Segment and decreased corporate costs.

   Amortization Expense: Amortization expense of the Company for the year ended December 31, 1998 decreased $1.3 million, or 38.3%, to $2.1 million from $3.4 million for the corresponding period in 1997. The decrease in amortization expense resulted from the completion of the non-compete amortization in 1998 and the accelerated amortization in 1997 of an acquisition intangible arising in the 1993 leveraged buy-out. The acceleration of the amortization was due to the completion of the Recapitalization Transactions.

   Operating Income: Operating income of the Company for the year ended December 31, 1998 increased $1.8 million, or 16.0%, to $13.5 million from $11.7 million for the corresponding period in 1997 for the reasons discussed above. Operating income as a percentage of net sales increased to 8.6% for the year ended December 31, 1998 from 8.4% for the corresponding period in 1997.

   Interest Expense, Net: Net interest expense of the Company for the year ended December 31, 1998 increased $4.7 million, or 136.0%, from the prior year to $8.2 million. The increased interest expense was due to the issuance of the $85.0 million 11% Senior Notes in November, 1997. The increased interest expense was partially offset by a lower interest rate compared to 1997. Net interest expense was further reduced through an increase in interest income resulting from a higher balance of interest bearing deposits.

   Income from Continuing Operations Before Income Taxes: Income from continuing operations before income taxes for the year ended December 31, 1998 decreased $2.9 million, or 35.3%, to $5.3 million from $8.2 million for the corresponding period in 1997 for the reasons discussed above. Income from continuing operations, before income taxes, as a percentage of net sales decreased to 3.4% for the year ended December 31, 1998 from 5.9% for the year ended 1997.

   Provision for Income Taxes: Provision for income taxes decreased to $2.2 million for the year ended December 31, 1998 from $3.2 million for the year ended December 31, 1997. Taxes decreased in 1998 due to a lower earnings level. Company's effective tax rate increased to 41% in 1998 from 39% in 1997.

   Income from Continuing Operations: Income from continuing operations of the Company for the year ended December 31, 1998 decreased $1.9 million, or 37.0%, to $3.1 million from $5.0 million for the corresponding period in 1997 for the reasons discussed above. Income from continuing operations as a percentage of net sales decreased to 2.0% for the year ended December 31, 1998 from 3.6% for the corresponding period in 1997.

   Income from Discontinued Operations, Net of Income Taxes: Income from discontinued operations, net of income taxes, for the year ended December 31, 1997 of $0.1 million related to American Fastener Corporation, which was sold on December 31, 1996, and included an estimated gain. In 1997, the final purchase price adjustment for the sale of American Fastener resulted in the addition of $0.1 million gain. There was no income from discontinued operations in 1998.

   Income Before Extraordinary Item: The Company's income before extraordinary item for the year ended December 31, 1998 decreased $2.0 million, or 38.5%, to $3.1 million from $5.1 million for the corresponding period in 1997 for the reasons discussed above. Income before extraordinary item, net of income taxes, as a percentage of net sales decreased to 2.0% for the year ended December 31, 1998 from 3.7% for the corresponding period in 1997.

   Extraordinary Item, Net of Income Taxes: The extraordinary item of $0.6 million for the year ended December 31, 1997 was the loss on the early extinguishment of debt that resulted from retirement of subordinated debt from proceeds of the Senior Note and included amortization of the remaining financing costs and a prepayment penalty.

   Net Income: The net income for the Company for the year ended December 31, 1998 decreased $1.4 million, or 30.5%, to $3.1 million from $4.5 million for the year ended December 31, 1997 for the reasons discussed above. Net income as a percentage of net sales decreased to 2.0% for the year ended December 31, 1998 from 3.2% for the corresponding year ended 1997.

Year Ended December 31, 1997 Compared to Year Ended December 31, 1996

   Net Sales: Net sales for the Manufactured Products Segment for the year ended December 31, 1997 decreased $0.3 million, or 0.4%, to $78.6 million from $78.9 million for the corresponding period in 1996. Decreased screen and parts sales to the aggregates market at Tabor and decreased starter sales at Mining Controls were partially offset by increased high voltage distribution equipment sales at Mining Controls, increased specialty fastener and reel bolt sales at Ohio Rod, increased OEM and distributor sales at Chandler and increased centrifuge sales at CMI.

   Net sales for the Engineering Services Segment for the year ended December 31, 1997 increased $4.3 million, or 7.6%, to $61.0 million from $56.7 million for the corresponding period in 1996 due primarily to increased sales from larger projects in process (including the completion of a domestic gold processing facility that generated sales of $8.7 million during the period). For the year ended December 31, 1997, sales of $42.0 million were reported on sixteen larger projects, exceeding sales of $33.1 million reported on ten larger projects for the corresponding period in 1996.

   Cost of Sales: Cost of sales for the Manufacturing Products Segment for the year ended December 31, 1997 decreased $1.3 million, or 2.5%, to $51.5 million from $52.8 million for the corresponding period in 1996 primarily due to increased sales of lower cost replacement parts at CMI and Tabor, and to improved operating efficiencies at Chandler and Ohio Rod due to increased sales level. The slight decrease in the Manufactured Products Segment's sales also contributed to the lower cost of sales. The Manufactured Products Segment's cost of sales as a percentage of net sales decreased to 65.5% for the year ended December 31, 1997 from 66.9% for the corresponding period in 1996.

   Cost of sales for the Engineering Services Segment for the year ended December 31, 1997 increased $4.0 million, or 8.4%, to $51.3 million from $47.3 million for the corresponding period in 1996 primarily due to the increased sales level. As a percentage of net sales, the Engineering Services Segment's cost of sales increased to 84.0% for the year ended December 31, 1997 from 83.5% for the corresponding period in 1996 due to increased sales of projects having higher procurement and construction management costs.

   Gross Profit: Gross profit for the Manufactured Products Segment for the year ended December 31, 1997 increased $1.0 million, or 3.8%, to $27.1 million from $26.1 million for the corresponding period in 1996 due to the increase in gross profit as a percentage of sales. The Manufactured Products Segment's gross profit as a percentage of net sales increased to 34.5% for the year ended December 31, 1997 from 33.1% for the corresponding period in 1996. The increase in the gross profit was primarily due to increased sales of higher margin replacement parts at CMI and Tabor, and to the higher sales levels at Mining Controls, Chandler and Ohio Rod.

   Gross profit of the Engineering Services Segment for the year ended December 31, 1997 increased $0.3 million, or 3.2%, to $9.7 million from $9.4 million for the corresponding period in 1996 primarily due to increased project activity. As a percentage of net sales, the Engineering Services Segment's gross profit decreased to 16.0% for the year ended December 31, 1997 from 16.5% for the corresponding period in 1996 primarily due to the inclusion of larger projects involving procurement and construction management services, which typically earn a lower profit margin than smaller projects.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the year ended December 31, 1997 increased slightly in comparison to the corresponding period in 1996. Selling, general and administrative expenses as a percentage of net sales remained constant at 15.6% for the year ended December 31, 1997 and for the corresponding period in 1996 due to increased net sales. Lower selling cost reported by the Engineering Services Segment were partially offset by increased selling costs within the Manufactured Products Segment and increased corporate costs.

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

Liquidity and Capital Resources

   Net cash provided by operating activities for the year ended December 31, 1998 was $5.4 million, due primarily to $7.0 million generated from net income and non-cash charges partially offset by a net use of cash for operating assets and liabilities of $1.6 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of payments on contracts of the Engineering Services Segment, and the timing of payments by such Segment for products and services.

   Cash used in investing activities for the year ended December 31, 1998 of $3.9 million consisted of $4.2 million for capital expenditures, partially offset with $0.3 million of proceeds from the sale of assets. Included in the capital expenditures for 1998 was $2.3 million for the purchase of a new facility for Clinch and the expansion of the Mining Controls' facility. The Company believes that the additional facilities will result in reduced production costs and increased sales. The remaining $1.9 million in capital expenditures in 1998 was made in accordance with the Company's regular practice of upgrading and maintaining its equipment base and facilities.

   Cash used in financing activities for 1998 of $0.8 million included $0.5 million for additional debt issuance costs associated with the $85.0 million Senior Notes issued in November 1997 and $0.3 million of scheduled debt repayments.

   The Company's liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations. Based on current and planned operations the Company believes that funds provided by operations, along with cash on hand, will be adequate to meet its anticipated debt service requirements, working capital needs and capital expenditures. The Company has a Senior Credit Facility to provide a $20.0 million revolving line of credit, subject to borrowing base limitations. The term is for a three-year period which expires on November 5, 2000. At December 31, 1998, there were no borrowings under the Senior Credit Facility (excluding $4.6 million in outstanding letters of credit and excluding payment and performance bonds).

Backlog

   The Company's backlog consists primarily of that portion of contracts for the Engineering Services Segment that have been awarded but not performed and also includes open orders for the Manufactured Products Segment. Backlog at December 31, 1998 was $58.5 million. Approximately $8.2 million relates to the Manufactured Products Segment, with the remainder relating to the Engineering Services Segment. Within the Engineering Services Segment's backlog at December 31, 1998, $13.2 million relates to the engineering and procurement of a lignite handling system, $12.2 million relates to the engineering and procurement of a coal preparation facility, and $3.8 million relates to the engineering, procurement and construction management of a crusher additions project. A majority of the current backlog is expected to be realized within the next twelve months.

Year 2000

   The following constitutes a Year 2000 readiness disclosure statement of the Company.

   The Year 2000 (or "Y2K") issue relates to the possible inability of computers, hardware or software to perform properly due to the inability to interpret date information correctly before, during or after the Year 2000 and includes all of the associated consequences of such failures on the Company's operations. If not corrected, such situations could result in computer-system failures or miscalculations causing disruptions in the Company's operations.

   The Company has developed and is implementing a program (the "Y2K Program") to address the Y2K issue. The Y2K Program is coordinated at the corporate level through its Year 2000 committee and is implemented by teams in the Company's operating units. The Y2K Program is being implemented in three phases. Phase I is to identify Company systems vulnerable to Y2K issues. Phase II is the remediation or replacement of critical items. Phase III is the final testing of each major area to test readiness. Progress of the Y2K Program is presented on a regular basis to the Company's senior management and to the Audit Committee of the Company's Board of Directors. In addition the Company has identified three major areas determined to be critical for successful Y2K readiness: (1) financial and informational systems applications, (2) manufacturing applications and (3) third-party relationships.

   In accordance with Phase I of the Y2K Program, the Company has conducted an internal review of systems and has contacted software suppliers to determine major areas of vulnerability. Critical systems needing to be replaced or updated are being identified. In the manufacturing applications area the Company has sent each operating unit an extensive checklist of items to review that covers hardware, software, operating systems and embedded systems. The Company currently believes that no critical systems will need to be replaced in the manufacturing area in order for the Company to be Y2K ready, although analysis of this issue is continuing. The Company has developed a questionnaire in order to assess the Y2K readiness of its critical vendors. For purposes of the Y2K issue, the Company has identified its critical vendors as consisting primarily of large volume suppliers, sole source suppliers, foreign suppliers, and utility companies. The Company has also compiled a listing of its major customers. The Company has developed a questionnaire in order to assess its customers' Y2K readiness as it relates to issuing purchase orders, accepting shipments, and paying invoices on a timely basis.

   In accordance with Phase II of the Y2K Program, the Company has utilized each operating unit's checklist in monitoring progress towards Y2K readiness. The Company has already replaced computer and related accounting systems at four locations, which were deemed to be non-compliant and in need of updated software. For all other locations, software upgrades and corrective action to make these locations Y2K ready are scheduled to be completed by the end of September, 1999. The Company's Y2K plans call for each operating unit to report its progress towards Y2K readiness to the Company on a periodic basis using this checklist as a guide.

   After Phase II, the remediation phase, is completed, Phase III, the testing phase, will verify if the affected systems have been properly repaired. If during this phase it is determined that additional repairs are required, such repairs will be made, or alternative corrective actions taken. This phase is scheduled to be completed by the end of November, 1999.

   The Company estimates the total cost of its Year 2000 readiness program at approximately $0.4 million, consisting of both internal and external costs, primarily for hardware and software upgrades and replacements (although a substantial portion of the cost of new hardware and software would have been purchased by the Company through the regular and routine upgrading of systems). Such hardware and software will be capitalized and depreciated over the estimated useful lives of the related assets in accordance with the Company's accounting policy. All other expenditures will be charged to expense.

   The failure to identify and correct a Year 2000 problem could result in an interruption in, or failure of, certain normal business activities or operations. The Company does not expect such failures to have a materially adverse effect on its results of operations or financial condition. However, because of the general uncertainty about Year 2000 readiness throughout the world economy, which results in uncertainties regarding the readiness of vendors, customers, utilities, municipalities or other matters outside its control, the Company is currently unable to determine whether Year 2000 problems may have a materially adverse effect on its results of operations or financial condition. As the Company's Year 2000 readiness progresses, the level of uncertainty about this matter is being reduced as it relates to uncertainties about the Company's own degree of Year 2000 readiness and the readiness of its vendors and customers.

   It is not presently possible to describe a reasonably likely "worst case Year 2000 scenario" without making numerous assumptions. The Company presently believes that a most likely worst case scenario would make it necessary for the Company to replace some suppliers, rearrange some work plans, or perhaps interrupt some of its operations. Assuming that this assessment is correct, the Company does not believe that such circumstances would have a materially adverse effect on its financial condition or results of operations, even if it is necessary to incur additional costs to correct unanticipated readiness failures.

   The Company currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 readiness program by December 31, 1999, or if all or portions of the Y2K Program prove to be inadequate in addressing the Y2K issue. The Company currently expects, however, to have completed enough of its readiness work by June 1999 that it will be able to identify those business areas for which contingency plans will be necessary. Any contingency plan will be based on its best estimates of numerous factors, which, in turn will be derived by relying on numerous assumptions about future events. However, there can be no assurance that these assumptions or estimates will have been correctly made, or that the Company will have anticipated all relevant factors, or that there will not be a delay in or increased costs associated with the Company's Year 2000 program. Any delay in implementation of the Year 2000 program could affect the Company's Year 2000 readiness. Specific factors that might cause the actual outcome to differ from the projected outcome include, without limitation, the continued availability of personnel trained in the computer programming skills necessary for the remediation of Year 2000 problems, the ability to locate and correct all relevant non-compliant systems, timely and accurate responses by third parties, and the ability to implement interfaces between new systems and systems not being replaced.

Inflation

   Historically, general inflation has had only a minor affect on the operations of the Company and its internal and external sources for liquidity and working capital, and the Company has generally been able to increase prices to reflect cost increases.

Safe Harbor

   Statements herein regarding Year 2000, the Company's ability to address Year 2000 issues, the Company's estimates regarding the magnitude and impact of Year 2000 issues, the Company's estimate of the total costs of its Year 2000 Program, the Company's ability to meet its liquidity requirements and the anticipated benefits from the Company's capital expenditures, and the Company's expected realization of current backlog constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. With respect to estimated costs, management has made assumptions regarding among other things, the costs and timing of the system upgrades necessary to make our internal systems Year 2000 ready and the ability of the Company's vendors, vendees, utilities and municipalities to meet their Year 2000 readiness timetables. Further, statements herein regarding the Company's performance in future periods are subject to risks relating to, deterioration of relationships with, or the loss of material customers or suppliers, possible product liability claims, decreases in demand for the Company's'products, and adverse changes in general market and industry conditions. Management believes these forward looking statements are reasonable; however, undue reliance should not be placed on such forward looking statements, which are based on current expectations.

ITEM 7A. MARKET RISK

   In 1998, approximately 24% of the Company's net sales were attributable to products sold or services provided outside of the United States. In 1998, the majority of the Company's foreign sales were to Venezuela, Trinidad, Indonesia and Thailand. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party in the transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements of Elgin National Industries, Inc.

                                                                            Page
                                                                            ----
Report of Independent Accountants--Ernst and Young, L.L.P.................   17

Report of Independent Accountants--PricewaterhouseCoopers L.L.P...........   18

Consolidated Balance Sheets as of December 31, 1998 and December 31, 1997.   19

Consolidated Statements of Income for the years ended December 31, 1998,
 1997 and 1996............................................................   20

Consolidated Statements of Changes in Common Stockholder's Deficit for the
 years ended December 31, 1998, 1997 and 1996.............................   21

Consolidated Statements of Cash Flows for the years ended December 31,
 1998, 1997 and 1996......................................................   22

Notes to Consolidated Financial Statements................................   23

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder
Elgin National Industries, Inc.

   We have audited the balance sheet of Elgin National Industries, Inc. and Subsidiary Companies as of December 31, 1998, and the related consolidated statements of income, changes in common stockholder's deficit and cash flows for the year then ended. Our audit also included the financial schedule listed in the index at Item 14(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

   We conducted our audit in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elgin National Industries, Inc. and Subsidiary Companies as of December 31, 1998 and the consolidated results of their operations and their cash flows for the year then ended, in conformity with generally accepted accounting principles. Also, in our opinion, the related financial statement schedule when considered in relation to the basic statements, taken as a whole, present fairly in all material respects the information set therein.

                                          Ernst & Young LLP

Chicago, Illinois
February 26, 1999

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder
Elgin National Industries, Inc.

   In our opinion, the accompanying consolidated balance sheets and the related consolidated statements of income, changes in common stockholder's deficit and cash flows present fairly, in all material respects, the financial position of Elgin National Industries Inc. and Subsidiary Companies (the "Company") at December 31, 1997, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audits. We conducted our audits of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for the opinion expressed above.

PricewaterhouseCoopers LLP
Chicago, Illinois
February 26, 1999

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1998 and 1997
                        (in thousands except share data)

                          Assets                              1998      1997
                          ------                            --------  --------
Current assets:
  Cash and cash equivalents................................ $  9,981  $  9,337
  Accounts receivable, net.................................   27,389    27,355
  Inventories, net.........................................   13,880    13,497
  Prepaid expenses and other assets........................    1,318     1,728
  Deferred income taxes....................................    2,811     1,596
                                                            --------  --------
    Total current assets...................................   55,379    53,513
Property, plant and equipment, net.........................   15,344    13,582
Other assets...............................................   24,700    23,334
Goodwill and intangibles...................................    8,287     9,922
                                                            --------  --------
    Total assets........................................... $103,710  $100,351
                                                            ========  ========
       Liabilities and Common Stockholder's Deficit
       --------------------------------------------
Current liabilities:
  Current portion of long-term debt........................ $    330  $    311
  Accounts payable & accrued expenses......................   29,234    29,967
                                                            --------  --------
    Total current liabilities..............................   29,564    30,278
Long-term debt less current portion........................   85,109    85,440
Other liabilities..........................................    1,728     1,410
Deferred income taxes......................................    2,557     1,857
                                                            --------  --------
    Total liabilities......................................  118,958   118,985
                                                            --------  --------
Redeemable preferred stock units...........................   11,106    10,379
                                                            --------  --------
Redeemable preferred stock.................................    3,046     2,847
                                                            --------  --------
Common stockholder's deficit:
  Common stock, Class A par value $.01 per share;
   authorized 23,678 shares; 6,408
   Issued and outstanding as of December 31, 1998 and 1997
  Retained deficit.........................................  (29,400)  (31,860)
                                                            --------  --------
    Total common stockholder's deficit.....................  (29,400)  (31,860)
                                                            --------  --------
    Total liabilities and stockholder's deficit............ $103,710  $100,351
                                                            ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

              For the Years Ended December 31, 1998, 1997 and 1996
                                 (in thousands)

                                                    1998      1997      1996
                                                  --------  --------  --------
Net sales........................................ $156,054  $139,615  $135,651
Cost of sales....................................  118,390   102,744   100,119
                                                  --------  --------  --------
    Gross profit.................................   37,664    36,871    35,532
Selling, general and administrative expenses.....   22,100    21,840    21,226
Amortization expense.............................    2,128     3,447     3,085
                                                  --------  --------  --------
    Operating income.............................   13,436    11,584    11,221
Other expenses (income)
  Interest income................................   (1,093)     (511)     (322)
  Interest expense...............................    9,283     3,982     3,662
                                                  --------  --------  --------
Income from continuing operations before income
 taxes...........................................    5,246     8,113     7,881
Provision for income taxes.......................    2,141     3,187     3,191
                                                  --------  --------  --------
Income from continuing operations................    3,105     4,926     4,690
Discontinued operations
  Income from discontinued operations (less
   applicable income taxes of $33)...............                           51
  Gain on sale of discontinued operations (less
   applicable income taxes of $78 and $77,
   respectively).................................                122       123
                                                  --------  --------  --------
Income before extraordinary item.................    3,105     5,048     4,864
                                                  --------  --------  --------
Extraordinary loss on early extinguishment of
 debt, net of tax benefit of $366................               (582)
                                                  --------  --------  --------
Net income....................................... $  3,105  $  4,466  $  4,864
                                                  ========  ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S DEFICIT

              For the Years Ended December 31, 1998, 1997 and 1996
                        (in thousands except share data)

                                                                       Total
                                                Common  Retained   Stockholder's
                                                Stock   (Deficit)     Deficit
                                               -------- ---------  -------------
Balance as of December 31, 1995............... $        $ (5,989)    $ (5,989)
Net income for the year ended December 31,
 1996.........................................             4,864        4,864
Redeemable preferred stock dividends (193,898
 shares at $10.00 per share)..................            (1,939)      (1,939)
Redeemable preferred stock unit dividend
 equivalent...................................              (727)        (727)
                                               -------- --------     --------
Balance as of December 31, 1996...............            (3,791)      (3,791)
                                               -------- --------     --------
Net income for the year ended December 31,
 1997.........................................             4,466        4,466
Redeemable preferred stock dividends (173,946
 shares at $8.47 per share; 19,952 shares at
 $10.00 per share)............................            (1,672)      (1,672)
Redeemable preferred stock unit dividend
 equivalent...................................              (727)        (727)
Repurchase Class B and C common stock.........           (30,136)     (30,136)
                                               -------- --------     --------
Balance as of December 31, 1997...............           (31,860)     (31,860)
                                               -------- --------     --------
Net income for the year ended December 31,
 1998.........................................             3,105        3,105
Redeemable preferred stock dividends (19,952
 shares at $10.00 per share)..................              (199)        (199)
Redeemable preferred stock unit dividend
 equivalent, net of tax of $281...............              (446)        (446)
                                               -------- --------     --------
Balance as of December 31, 1998............... $        $(29,400)    $(29,400)
                                               ======== ========     ========



   The accompanying notes are an integral part of the consolidated financial statements.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Years Ended December 31, 1998, 1997 and 1996
                                (in thousands)

                                                    1998      1997      1996
                                                   -------  --------  --------
Cash flows from operating activities:
  Net income...................................... $ 3,105  $  4,466  $  4,864
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation..................................   2,289     2,122     2,479
    Amortization..................................   2,128     4,095     3,204
    (Benefit) provision for deferred income taxes.    (234)              1,716
    Provision for doubtful accounts...............      95       111       187
    Provision for inventories.....................     570       419       751
    Gain on sale of American Fastener Corporation.              (200)     (200)
    Income from pension overfunding...............  (1,125)     (757)     (758)
    Gain on the disposal of assets................    (112)      (16)      (46)
  Changes in assets and liabilities:
    Increase in accounts receivable...............    (129)   (7,578)     (813)
    Increase in inventories.......................    (953)   (1,015)     (633)
    Decrease (increase) in prepaid expenses and
     other assets.................................     169    (2,393)      180
    (Decrease) increase in accounts payable and
     accrued expenses and other liabilities.......    (415)    1,754     6,575
                                                   -------  --------  --------
      Net cash provided by operating activities...   5,388     1,008    17,506
                                                   -------  --------  --------
Cash flows from investing activities:
  Proceeds from the sale of assets................     276        26       214
  Purchase of property, plant and equipment.......  (4,215)   (1,974)   (2,153)
  Proceeds from the sale of American Fastener
   Corporation....................................                       3,874
                                                   -------  --------  --------
      Net cash (used) provided by investing
       activities.................................  (3,939)   (1,948)    1,935
                                                   -------  --------  --------
Cash flows from financing activities:
  Repurchase of redeemable preferred stock........           (24,553)
  Repurchase of common stock......................           (31,655)
  Debt issuance costs.............................    (493)   (3,366)
  Borrowings on long-term debt....................            85,000
  Repayments of long-term debt....................    (312)  (26,140)  (10,785)
                                                   -------  --------  --------
      Net cash used in financing activities.......    (805)     (714)  (10,785)
                                                   -------  --------  --------
Net increase (decrease) in cash...................     644    (1,654)    8,656
Cash and cash equivalents at beginning of period..   9,337    10,991     2,335
                                                   -------  --------  --------
Cash and cash equivalents at end of period........ $ 9,981  $  9,337  $ 10,991
                                                   =======  ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1. Description of Company

   Elgin National Industries, Inc. ("the Company") owns and operates a diversified group of middle-market industrial manufacturing and engineering services businesses. The Company is organized into two operating segments. Through its Manufactured Products Segment, the Company manufactures and supplies custom-designed, highly engineered products used by a wide variety of customers in the industrial equipment, durable goods, mining, mineral processing and electric utility industries, primarily within the United States. Through its Engineering Services Segment, the Company provides design, engineering, procurement and construction management services for mineral processing and bulk materials handling systems used in the mining, mineral processing, electric utilities and the rail and marine transportation industries, both within the United States and internationally. American Fastener Corporation, a subsidiary of the Company, was sold in 1996. This operation has been classified and shown as discontinued operations. (See Note 17.)

2. Repurchase of Stock Owned by Outside Institutional Investors and Merger of ENI Holding Corp. with Elgin National Industries, Inc.

   On November 5, 1997 the Company issued $85,000,000 of 11.0% Senior Notes ("the Senior Notes"), part of the proceeds of which was used to repurchase or retire (a) all common stock, preferred stock (all of which was redeemable) and common stock warrants not owned by Senior Management, representing approximately 68% of the total equity of the Company for the aggregate purchase price of $56,208,000 and (b) the senior subordinated indebtedness of its subsidiary, Elgin National Industries, Inc., by payment of $20,777,000 representing the aggregate amount of principal outstanding on such senior subordinated debt and all accrued interest thereon and prepayment fees. The cost of early extinguishment of the senior subordinated debt includes amortization of the remaining financing cost of $648,000 and prepayment penalty of $300,000 and is reflected net of taxes as an extraordinary item on the accompanying consolidated statements of income. Effective immediately after repurchase and redemption, Elgin National Industries, Inc. merged into ENI Holding Corp., with ENI Holding Corp. being the surviving corporation. ENI Holding Corp. then changed the name of the surviving corporation to Elgin National Industries, Inc.

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

 (c) Revenue Recognition

   Revenues earned through manufactured products are recognized upon shipment to the customer. Revenues earned through engineering services are recognized on the percentage-of-completion method measured by

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES comparing costs incurred to date with total estimated costs on each project. The lengths of the Company's construction contracts vary, but are typically longer than one year. However, in accordance with industry practice, contract-related assets and liabilities are classified as current in the accompanying consolidated balance sheets. Contract costs include direct material and engineering costs along with indirect costs related to contract performance. Favorable adjustments to these cost estimates are made and recognized in income over the remaining contract period. Unfavorable adjustments are recorded as soon as they are apparent. Estimated losses on uncompleted contracts are provided in full within the period in which such losses are determinable.

 (d) Inventories

   Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) and the average cost bases.

 (e) Property, Plant and Equipment

   Property, plant and equipment are stated at cost. Depreciation is computed principally using the straight-line and double declining-balance methods over the estimated useful lives of the related assets which range from 3 to 30 years. Maintenance and repair costs are charged to earnings as incurred. Costs of major improvements are capitalized.

 (f) Goodwill and Intangibles

   The excess of cost over fair value of the net assets acquired is reflected in the consolidated financial statements as goodwill and is being amortized using the straight-line method over a period of twenty years. The Company assesses recoverability of goodwill based on an evaluation of undiscounted projected cash flows of the acquired business through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated based on the estimated fair value of the asset.

   Intangibles consist primarily of financing and acquisition costs and are being amortized using the straight-line method over a period of three to ten years.

 (g) Income Taxes

   Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at December 31, 1998 and 1997 based on tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

 (h) Cash Equivalents

   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

 (i) Fair Value of Financial Instruments

   The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

   Cash and cash equivalents: The carrying amount reported in the balance sheet for cash and cash equivalents approximates its fair value.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

   Accounts receivable and accounts payable: The carrying amounts reported in the balance sheet for accounts receivable and accounts payable approximate their fair value.

   Long-term debt: The fair values for long-term debt is based on quoted market prices, except current portion which approximates book value.

 (j) Adoption of Accounting Principles

   The Company has implemented the provisions of Statement of Financial Accounting Standard ("SFAS") No. 130, "Reporting Comprehensive Income" which is effective for interim and annual financial statements issued for periods beginning after December 15, 1997. SFAS No. 130 establishes standards for reporting and display of comprehensive income and its components in a full set of general purpose financial statements. The Company does not have any components of other comprehensive income as set forth in SFAS No. 130 and has therefore not changed its financial reporting format.

   The Company has implemented the provisions of SFAS No. 131, "Disclosures about Segments of an Enterprise and Related Information", which is effective for periods beginning after December 15, 1997. SFAS No. 131 specifies guidelines for determining an entity's operating segments and the type and level of financial information to be disclosed. The Company adopted this standard in 1998 by making the required disclosures. The adoption of SFAS No. 131 is solely a disclosure requirement and therefore does not have an effect on the Company's financial position or results of operations.

   The Company has implemented the provisions of SFAS No. 132, "Employers' Disclosures about Pensions and Other Postretirement Benefits", which is effective for fiscal years beginning after December 15, 1997. SFAS No. 132 standardizes the disclosure requirements for pensions and other postretirement benefits, requires additional information on changes in the benefit obligation and fair values of plan assets and eliminates certain disclosures. The adoption of SFAS No. 132 is solely a disclosure requirement and therefore does not have an effect on the Company's financial position or results of operations.

   The Company will implement the provisions of SFAS No. 133, "Accounting for Derivative Instruments and Hedging Activities" , which will be effective for fiscal years beginning after June 15, 1999. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company.

 (k) Reclassification

   Certain amounts in the 1997 and 1996 financial statements have been reclassified to conform to the 1998 presentation.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

4. Accounts Receivable

   Accounts receivable consist of:

                                                                 December 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                (in thousands)
      Trade accounts........................................... $10,075 $ 9,183
                                                                ------- -------
      Construction contracts:
        Billed.................................................  13,813  14,009
        Costs and estimated earnings in excess of billings
         on contracts..........................................   1,042   2,830
        Retainage due upon completion of contracts.............   2,619   1,697
                                                                ------- -------
                                                                 17,474  18,536
                                                                ------- -------
      Other receivables........................................     441     214
                                                                ------- -------
                                                                 27,990  27,933
      Less allowance for doubtful accounts.....................     601     578
                                                                ------- -------
                                                                $27,389 $27,355
                                                                ======= =======

   Billings exceeded related costs and gross profit recognized on certain contracts by $10,126,000 and $9,793,000 as of December 31, 1998 and 1997,
respectively. These amounts are classified as current liabilities in the accompanying consolidated balance sheets.

   It is estimated that the majority of the retainage due upon completion of contracts at December 31, 1998 will be collected in 1999.

   A significant portion of the Company's business activity is concentrated within the coal mining industry. Accounts receivable at December 31, 1998 and 1997 from companies within the coal mining industry were $10,686,000 and $7,556,000, respectively.

5. Inventories

   Inventories consist of:

                                                                 December 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                (in thousands)
      Finished goods........................................... $ 8,465 $ 8,073
      Work-in-process..........................................   1,635   1,524
      Raw materials............................................   5,822   5,501
                                                                ------- -------
                                                                 15,922  15,098
                                                                ------- -------
      Less excess and obsolete reserve.........................   2,042   1,601
                                                                ------- -------
                                                                $13,880 $13,497
                                                                ======= =======

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

6. Property, Plant and Equipment

   Property, plant and equipment, at cost, consist of:

                                                                 December 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                (in thousands)
      Land..................................................... $ 1,817 $ 1,560
      Buildings and improvements...............................   6,286   4,660
      Machinery and equipment..................................  18,279  16,585
                                                                ------- -------
                                                                 26,382  22,805
      Less accumulated depreciation............................  11,038   9,223
                                                                ------- -------
                                                                $15,344 $13,582
                                                                ======= =======

   Depreciation expense, including amounts related to discontinued operations, for the years ended December 31, 1998, 1997 and 1996 was $2,289,000, $2,122,000
and $2,479,000, respectively.

7. Goodwill and Intangibles

   The components of goodwill and intangibles are as follows:

                                                                 December 31,
                                                                ---------------
                                                                 1998    1997
                                                                ------- -------
                                                                (in thousands)
      Goodwill................................................. $ 7,363 $ 7,363
      Non-compete agreements...................................           8,934
      Financing and acquisition costs..........................   4,112   3,619
                                                                ------- -------
                                                                 11,475  19,916
      Less accumulated amortization............................   3,188   9,994
                                                                ------- -------
                                                                $ 8,287 $ 9,922
                                                                ======= =======

   Amortization expense, including amounts related to discontinued operations and the early extinguishment of debt, was $2,128,000, $4,095,000 and $3,204,000, for the years ended December 31, 1998, 1997 and 1996, respectively.

8. Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of:

                                                                  December 31,
                                                                 ---------------
                                                                  1998    1997
                                                                 ------- -------
                                                                 (in thousands)
      Accounts payable--trade..................................  $ 7,918 $ 7,754
      Accounts payable--other..................................      358     403
      Billings on contracts in excess of costs and gross profit
       recognized..............................................   10,126   9,793
      Accrued payroll and commissions..........................    3,348   3,391
      Other accruals...........................................    7,484   8,626
                                                                 ------- -------
                                                                 $29,234 $29,967
                                                                 ======= =======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

9. Income Taxes

   The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset of which their approximate tax effect are as follows:

                                                               December 31,
                                                              ----------------
                                                               1998     1997
                                                              -------  -------
                                                              (in thousands)
      Inventories............................................ $   818  $   631
      Accrued expenses.......................................   1,867    1,814
      Intangibles............................................   2,176    1,971
      Redeemable preferred stock units.......................   3,555    3,182
      State net operating loss carry forward.................     398      448
                                                              -------  -------
          Total deferred tax asset...........................   8,814    8,046
                                                              -------  -------
      Accounts receivable....................................    (272)    (449)
      Prepaid pension........................................  (7,693)  (7,257)
      Property plant & equipment.............................    (595)    (601)
                                                              -------  -------
          Total deferred tax liability.......................  (8,560)  (8,307)
                                                              -------  -------
      Net deferred tax asset (liability)..................... $   254  $  (261)
                                                              =======  =======

   The components of the provision (benefit) for income taxes are:

                                                      Years Ended December 31,
                                                     ---------------------------
                                                       1998      1997     1996
                                                     --------  -------- --------
                                                           (in thousands)
      Current
        Federal..................................... $  2,015  $  2,142 $  1,167
        State.......................................      253       575      573
        Foreign.....................................      107        38
      Deferred
        Federal.....................................     (192)      118    1,473
        State.......................................      (42)       26       88
                                                     --------  -------- --------
                                                       $2,141  $  2,899 $  3,301
                                                     ========  ======== ========

   Allocation of the provision for income taxes in the 1998, 1997 and 1996 Consolidated Statements of Income include the following:

                                                      Years Ended December 31,
                                                      --------------------------
                                                        1998    1997     1996
                                                      -------- -------- --------
                                                           (in thousands)
      Continuing operations.......................... $  2,141 $ 3,187  $ 3,191
      Discontinued operations--income from
       discontinued operations.......................                        33
      Discontinued operations--gain on sale of
       discontinued operations.......................               78       77
      Extraordinary loss--tax benefit................             (366)
                                                      -------- -------  -------
                                                       $ 2,141 $ 2,899  $ 3,301
                                                      ======== =======  =======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

   The Company's effective tax rates of 41%, 39% and 40% for the years ended December 31, 1998, 1997 and 1996, respectively, differ from the statutory federal tax rate of 34% as follows:

                                                     Years Ended December 31,
                                                    ---------------------------
                                                      1998     1997      1996
                                                    -------- --------  --------
                                                          (in thousands)
      Income before income taxes................... $  5,246 $  7,365  $  8,165
                                                    ======== ========  ========
      Statutory federal income tax................. $  1,784 $  2,504  $  2,776
      State taxes net of federal benefit...........      167      455       418
      Foreign sales corporation income tax.........       45       88        54
      Other items..................................      145     (148)       53
                                                    -------- --------  --------
                                                      $2,141 $  2,899  $  3,301
                                                    ======== ========  ========

   The Company made cash payments for income taxes totalling $2,307,000, $3,201,000 and $1,585,000 during the years ended December 31, 1998, 1997 and 1996, respectively.

10. Long-Term Debt

   Long-term debt consists of:

                                      Interest Rate at           December 31,
                                        December 31,   Year of  ---------------
               Type of Issue                1998       Maturity  1998    1997
               -------------          ---------------- -------- ------- -------
                                                                (in thousands)
      Fixed rate:
        Senior notes.................      11.00%        2007   $85,000 $85,000
        Notes payable................       6.00%        2000       439     751
      Variable rate:
        Revolver loan................                    2000
                                                                ------- -------
      Total long-term debt...........                            85,439  85,751
      Less current maturities........                               330     311
                                                                ------- -------
      Total non-current long-term
       debt..........................                           $85,109 $85,440
                                                                ======= =======

   Under the terms of the Bank Credit Agreement, the revolver loan has a borrowing capacity of up to $20,000,000 (less any outstanding letters of credit) based upon a monthly variable borrowing base. At December 31, 1998, the Company's available borrowing base of $16,302,000 less their outstanding letters of credit of $4,605,000 resulted in an unused portion of the revolving credit facility of $11,697,000. The revolver interest was at either (a) the greater of Federal Funds Rate plus 0.5% or the bank's reference rate, or (b) LIBOR plus 1.5%. A commitment fee of 3/10% per annum on unused borrowable money under the revolving loan and a 1.5% per annum fee for outstanding letters of credit is payable to the bank quarterly.

   The Company's accounts receivable and inventory are pledged under the terms of the Bank Credit Agreement.

   The Bank Credit Agreement contains certain restrictive covenants, which, among other things, limit the amount of indebtedness, limit the payment of dividends and require the maintenance of certain financial ratios.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

   Annual principal payments on long-term debt at December 31, 1998 were as follows (in thousands):

                                                         Senior   Notes
                                                          Notes  Payable  Total
                                                         ------- ------- -------
      1999..............................................          $330   $   330
      2000..............................................           109       109
      2001..............................................
      2002..............................................
      2003..............................................
      2004 and thereafter............................... $85,000          85,000
                                                         -------  ----   -------
                                                         $85,000  $439   $85,439
                                                         =======  ====   =======

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

      Year                                                            Percentage
      ----                                                            ----------
      2002...........................................................  105.500%
      2003...........................................................  103.667%
      2004...........................................................  101.833%
      2005 and thereafter............................................  100.000%

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

   The Company's interest expense for the years ended December 31, 1998, 1997 and 1996 was $9,283,000, $4,282,000 and $3,662,000, respectively. The Company made cash payments for interest totalling $9,283,000, $2,964,000 and $3,760,000, respectively, during 1998, 1997 and 1996.

   Based upon the Company's ability to obtain financing under similar terms, the estimated fair value of the Company's long-term debt including the current portion was $86,289,000, and $88,938,000 at December 31, 1998 and December 31, 1997, respectively.

11. Redeemable Preferred Stock Units

   In exchange for amounts owed to certain officers, the Company granted to them redeemable preferred stock units redeemable on December 31, 2007 with an aggregate principal value of $7,274,000 provided, that, the Company's obligation to make a redemption payment at such time is subject to the restrictions contained in the agreement governing the 11% senior notes due 2007.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

   The Company had accrued dividend equivalent amounts equal to $3,832,000 and $3,105,000 at December 31, 1998 and 1997, respectively. The redeemable preferred stock units accrue at 10% per annum. Principal and accrued dividend equivalent amounts were $11,106,000 and $10,379,000 at December 31, 1998 and 1997, respectively, and will be paid in tandem with the Company's redeemable preferred stock dividend and redemption payments.

12. Redeemable Preferred Stock

   The Company has 550,000 shares of $1.00 par value redeemable preferred stock authorized with 19,952 shares issued and outstanding at December 31, 1998. The redeemable preferred stock is mandatorily redeemable at $100 per share totalling $1,995,000 for all shares currently outstanding, plus all accrued and unpaid dividends thereon on December 31, 2007 or upon the occurrence of a qualified public offering or other sale of the Company.

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

   The Company had accrued dividends of $1,051,000 and $852,000 as of December 31, 1998 and 1997, respectively.

13. Pension and Profit Sharing Plans

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

   The change in the benefit obligation is as follows for the years ended December 31:

                                                                1998     1997
                                                               -------  -------
                                                               (in thousands)
      Projected benefit obligation at beginning of year....... $18,203  $18,101
      Service cost--benefits earned during the period.........     916      809
      Interest cost on projected benefit obligation...........   1,181    1,127
      Plan amendments.........................................               19
      Actuarial losses........................................   4,074      171
      Benefit payments........................................  (2,448)  (2,024)
                                                               -------  -------
      Projected benefit obligation at end of year............. $21,926  $18,203
                                                               =======  =======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

   The change in plan assets is as follows for the years ended December 31:

                                  1998     1997
                                 -------  -------
                                 (in thousands)
      Fair value of plan assets
       at beginning of year..... $39,858  $35,636
      Actual return on plan
       assets...................   5,641    6,174
      Employer contributions....               72
      Benefit payments..........  (2,448)  (2,024)
                                 -------  -------
      Fair value of plan asset
       at end of year........... $43,051  $39,858
                                 =======  =======

                                  1998     1997
                                 -------  -------
                                 (in thousands)
      Plan assets in excess of
       projected benefit
       obligations.............. $21,125  $21,655
      Unrecognized amounts:
        Prior service cost......      91      192
        Net gain................  (2,097)  (3,536)
                                 -------  -------
      Prepaid pension cost...... $19,119  $18,311
                                 =======  =======

   Prepaid pension cost included in other assets at December 31, 1998 and 1997, was $19,916,000 and $18,791,000, respectively. Pension costs included in other liabilities at December 31, 1998 and 1997, was $797,000 and $480,000, respectively.

   At December 31, 1998 and 1997, respectively, the Company's SERP projected benefit obligation of $1,437,000 and $1,069,000 was not funded.

   Weighted average assumptions as of December 31:

                                                                     1998  1997
                                                                     ----  ----
      Settlement rate............................................... 5.75% 6.25%
      Long term rate of return on assets............................ 9.00  8.00
      Rate of compensation increase................................. 5.50  5.50

   Components of net periodic pension cost are as follows for the years ended:

                                                     1998     1997     1996
                                                    -------  -------  -------
                                                        (in thousands)
      Service cost--benefits earned during the
       period...................................... $   916  $   809  $   823
      Interest cost on projected benefit
       obligation..................................   1,181    1,127    1,071
      Expected return on assets....................  (2,899)  (2,403)  (2,487)
      Net amortization of prior service cost.......      (6)     (11)     (21)
                                                    -------  -------  -------
      Net periodic pension benefit................. $  (808) $  (478) $  (614)
                                                    =======  =======  =======

   In addition the Company makes contributions to a union-administered pension plan for certain employees who do not participate in the Company's pension plan. The Company's aggregate expense for these plans for the years ended December 31, 1998, 1997 and 1996 was $56,000, $55,000 and $56,000,
respectively.

   The Company has a combined 401(k) employee savings and profit sharing plan for all eligible, full time non-union employees. Contributions to the plan are based upon management's discretion. The Company's aggregate expense for these plans for the years ended December 31, 1998, 1997 and 1996 was $1,266,000, $1,325,000 and $1,241,000, respectively.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

   In addition the Company established during 1995 a non-qualified profit sharing plan for certain employees whose 401(k) benefits were also limited to the Omnibus Budget Reconciliation Act of 1993, the Employee Retirement Income Security Act and the Uruguay Round General Agreement on Tariffs and Trade ("GATT"). The Company's expense for this plan in 1998, 1997 and 1996 was $37,000, $77,000 and $61,000, respectively.

14. Leases

   The Company has entered into noncancellable operating leases, primarily for office space, vehicles and equipment, that have initial or remaining terms of more than one year.

   Future minimum annual rental expenditures are as follows:

      Year                                                        (in thousands)
      ----                                                        -------------
      1999.......................................................    $1,429
      2000.......................................................     1,087
      2001.......................................................       795
      2002.......................................................       668
      2003.......................................................       558
      2004 and thereafter........................................     1,156
                                                                     ------
                                                                     $5,693
                                                                     ======

   Rental expense for the twelve months ended December 31, 1998, 1997 and 1996 was $1,453,000, $1,422,000 and $1,609,000, respectively.

15. Related Party Transactions

   At December 31, 1998 and 1997, the Company had the following outstanding notes receivable and note payable with related parties:

     (I) Two notes receivable from a limited partnership owned by an officer with principal due on each in the amount of $1,000,000 in December, 2007. Prepayment is required if the value to be paid under the redeemable preferred stock units at the time of payment is less than the aggregate amount of the principal and interest outstanding. Interest accrues at 5.35% and 6.31%, respectively, and is payable at the earlier of prepayment or maturity. Interest earned for the years ended December 31, 1998, 1997 and 1996 was $117,000, $55,000 and $53,000, respectively.

     (II) Notes receivable from certain officers in the total principal amount of $1,033,000 and $600,000 due in December, 2007. Interest accrues at 6.42% and 6.31%, respectively, per annum. Interest earned was $104,000, $55,000, and $52,000, respectively, for the years ended December 31, 1998, 1997 and 1996.

     The principal and related accrued interest on terms (I) and (II) are included in other long-term assets in the accompanying balance sheet.

     (III) Subject to an offset agreement, notes receivable and a note payable in the amount of $1,603,000 with a limited partnership owned by an officer. These notes accrue interest at 5.35% annually. All notes are due in December, 2007.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

16. Contingencies

   The Company has claims against others, and there are claims by others against it, in a variety of matters arising out of the conduct of the Company's business. The ultimate resolution of all such claims would not, in the opinion of management, have a material effect on the Company's financial position, cash flows or results of operations.

   In connection with the 1993 leveraged buyout of the Company, The Jupiter Corporation ("Jupiter"), the previous owner, agreed to indemnify the Company against various claims and ongoing litigation and assumed the defense of such litigation. The litigation includes a wrongful death product liability claim against one of the Company's subsidiaries in connection with an accident at a work site. Although the Company believes that Jupiter and its insurance carrier are performing on the indemnity obligations, there can be no assurance that they will continue to do so or that the Company would successfully recover on the indemnity in the event of an adverse judgement against the subsidiary or adverse outcomes in any other proceedings. In any such case, the Company would bear the cost of defense and any adverse judgment. One or more such adverse judgements could materially and adversely affect the Company's business, financial condition, results of operations and debt service capability.

   In early 1999 the Company settled a lawsuit relating to an engineering contract claim. The Company received approximately $1.8 million in this settlement. This settlement will be reflected in the Company's 1999 financial statements.

17. Discontinued Operations

   On December 31, 1996, the Company sold all the outstanding shares of its subsidiary, American Fastener Corporation, for $3,982,000 resulting in a gain of $123,000, net of income tax.

   An additional gain of $122,000, net of income tax, was recognized in 1997 upon the final purchase price adjustment.

   The results of American Fastener Corporation have been reported as discontinued operations in the Consolidated Statements of Income. Summarized results of American Fastener Corporation are as follows:

                                                                    Years Ended
                                                                    December 31,
                                                                    ------------
                                                                    1997  1996
                                                                    ---- -------
                                                                        (in
                                                                     thousands)
      Net sales....................................................      $10,240
      Cost and expenses............................................       10,156
                                                                         -------
      Income before income taxes...................................           84
      Provision for taxes..........................................           33
                                                                         -------
      Income from discontinued operations..........................           51
                                                                         -------
      Gain on sale of American Fastener Corporation (net of income
       taxes of $78 and $77, respectively)......................... $122 $   123
                                                                    ==== =======
          Total earnings related to discontinued American Fastener
           Corporation............................................. $122 $   174
                                                                    ==== =======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

18. Segment Information

   The Company operates predominantly within the United States, primarily in two industries, Manufactured Products and Engineering Services. The accounting policies of the segments are the same as those described in the "Summary of Significant Accounting Policies." In accordance with the Company's method of internal reporting, corporate-headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the years ended December 31:

                                                     1998      1997      1996
                                                   --------  --------  --------
                                                         (In thousands)
Net sales to external customers:
  Manufactured Products..........................  $ 82,097  $ 78,592  $ 78,952
  Engineering Services...........................    73,957    61,023    56,699
                                                   --------  --------  --------
    Total net sales to external customers........  $156,054  $139,615  $135,651
                                                   ========  ========  ========
Net sales to internal customers:
  Manufactured Products..........................  $  2,634  $  2,891  $  1,470
  Engineering Services...........................       656       941       770
                                                   --------  --------  --------
    Total net sales to internal customers........  $  3,290  $  3,832  $  2,240
                                                   ========  ========  ========
Total net sales:
  Manufactured Products..........................  $ 84,731  $ 81,483  $ 80,422
  Engineering Services...........................    74,613    61,964    57,469
                                                   --------  --------  --------
    Total net sales..............................   159,344   143,447   137,891
    Elimination of net sales to internal
     customers...................................     3,290     3,832     2,240
                                                   --------  --------  --------
    Total consolidated net sales.................  $156,054  $139,615  $135,651
                                                   ========  ========  ========
Earnings before interest, taxes and amortization:
  Manufactured Products..........................  $ 16,045  $ 15,537  $ 14,688
  Engineering Services...........................     3,907     4,282     3,915
                                                   --------  --------  --------
    Total segment earnings before interest, taxes
     and amortization............................    19,952    19,819    18,603
Amortization.....................................    (2,128)   (3,447)   (3,085)
Interest income..................................     1,093       511       323
Interest expense.................................    (9,283)   (3,982)   (3,663)
Corporate expenses before interest, taxes and
 amortization....................................    (4,388)   (4,788)   (4,297)
                                                   --------  --------  --------
  Consolidated income from continuing operations
   before income taxes...........................  $  5,246  $  8,113  $  7,881
                                                   ========  ========  ========
Capital expenditures:
  Manufactured Products..........................  $  3,821  $  1,754  $  1,440
  Engineering Services...........................       250       218       199
                                                   --------  --------  --------
    Total segment capital expenditures...........     4,071     1,972     1,639
    Corporate and discontinued operations........       144         2       514
                                                   --------  --------  --------
    Total capital expenditures...................  $  4,215  $  1,974  $  2,153
                                                   ========  ========  ========
Depreciation:
  Manufactured Products..........................  $  2,030  $  1,846  $  1,953
  Engineering Services...........................       224       225       284
                                                   --------  --------  --------
    Total segment depreciation...................     2,254     2,071     2,237
    Corporate and discontinued operations........        35        51       242
                                                   --------  --------  --------
    Total depreciation...........................  $  2,289  $  2,122  $  2,479
                                                   ========  ========  ========
Assets:
  Manufactured Products..........................  $ 37,018  $ 34,710
  Engineering Services...........................    17,730    19,525
                                                   --------  --------
    Total segment assets.........................    54,748    54,235
    Corporate and other..........................    48,962    46,116
                                                   --------  --------
    Total assets.................................  $103,710  $100,351
                                                   ========  ========

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

   The following is sales information by geographic area as of and for the years ended December 31:

                                                                 1998     1997
                                                               -------- --------
      United States........................................... $118,145 $115,466
      Foreign.................................................   37,909   24,149
                                                               -------- --------
                                                               $156,054 $139,615
                                                               ======== ========

   Foreign revenue is based on the final destination of merchandise sold. There were no sales to a single foreign country that were material to the consolidated revenues of the Company.

20. Subsidiary Guarantors

   The Company's payment obligations under the Senior Notes and revolver loan are fully and unconditionally guaranteed on a joint and several basis (collectively, "Subsidiary Guarantees") by Tabor Machine Company, Norris Screen and Manufacturing, Inc., TranService, Inc., Mining Controls, Inc., Clinch River Corporation, Centrifugal Services, Inc., Roberts & Schaefer Company and Soros Associates, Inc., ("the Guarantors") each a direct, wholly-owned subsidiary of the Company. The following summarized combined financial data illustrates the composition of the combined Guarantors.

                                                                  December 31,
                                                                 ---------------
                                                                  1998    1997
                                                                 ------- -------
                                                                 (in thousands)
      Current assets............................................ $29,459 $28,893
      Noncurrent assets.........................................   6,822  11,691
                                                                 ------- -------
          Total assets.......................................... $36,281 $40,584
                                                                 ======= =======
      Current liabilities....................................... $17,996 $20,241
                                                                 ------- -------
          Total liabilities..................................... $17,996 $20,241
                                                                 ======= =======

                                                      Years Ended December 31,
                                                      -------------------------
                                                        1998     1997    1996
                                                      -------- -------- -------
                                                           (in thousands)
      Sales, net..................................... $114,888 $101,014 $97,358
      Gross profit...................................   20,200   20,334  20,220
      Income from continuing operations..............    6,663    6,837   6,649
      Net income.....................................    4,073    4,307   4,673

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   A Form 8-K was filed on October 23, 1998 listing Item 4--changes in Registrant's certifying accountants. There were no financial statements filed with this report.

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT MANAGEMENT

   The following table sets forth information regarding the directors and executive officers of the Company:

Name                     Age             Position with the Company              Director Since
----                     --- -------------------------------------------------- --------------
Fred C. Schulte.........  52 Chairman of the Board, Chief Executive Officer          1988
                             and Director

Charles D. Hall.........  60 President, Chief Operating Officer and Director         1993

Wayne J. Conner.........  46 Vice President, Treasurer, Chief Financial Officer      1993
                             and Director

Lynn C. Batory..........  40 Vice President, Controller and Secretary

David Hall..............  39 Vice President of Manufacturing

Mort Maurer.............  81 Director                                                1998

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

   Lynn C. Batory is Vice President, Controller and Secretary of the Company. Ms. Batory joined the Company in 1983 as an internal auditor performing operational audits and special projects. Since then, Ms. Batory has held positions of increasing responsibility including Accounting Manager, Assistant Controller and her current position of Controller which she attained in 1988. In 1993, Ms. Batory was also named Vice President and Secretary. Prior to joining the Company, Ms. Batory was employed by NICOR, Inc. of Naperville, Illinois from 1981 to 1983 as a staff accountant providing financial support for ten mining companies and five marine transportation companies. Ms. Batory holds a Bachelor of Science degree in Accounting from the University of Houston.

   David Hall is Vice President of Manufacturing. Mr. Hall joined the Company in 1995, and is currently responsible for the operations of the Manufactured Products Segment. From 1984 to 1995, Mr. Hall was employed by Consolidated Industries of Lafayette, Indiana where he served in various positions of increasing responsibility including Assistant Controller, Controller, Vice President of Finance and Administration and, beginning in 1994, General Manager. Mr. Hall has a Bachelor of Science degree in Accounting from Butler University. David Hall is the son of Charles D. Hall, President, Chief Operating Officer and a director of the Company.

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

                                                                 All Other Annual
       Name and Principal Position        Year  Salary   Bonus     Compensation
       ---------------------------        ----  ------   -----   ----------------
Fred C. Schulte                           1998 $310,070 $267,245   $118,499(1)
 Chairman and Chief Executive Officer     1997  303,876  244,414     31,252(1)
                                          1996  289,406  195,500     41,255(1)

Charles D. Hall                           1998  287,163  267,245     73,856(1)
 President and Chief Operating Officer    1997  273,489  244,414     28,699(1)
                                          1996  260,466  195,500     37,397(1)

Wayne J. Conner                           1998  165,917  267,245     73,631(1)
 Vice President, Treasurer and Chief      1997  158,016  244,414     16,180(1)
 Financial Officer                        1996  150,491  195,500     26,948(1)

Lynn C. Batory                            1998  107,625  110,250     11,102(2)
 Vice President, Controller and Secretary 1997  101,875  105,000     10,569(2)
                                          1996   96,875   60,000     10,062(2)

David Hall                                1998  107,625  110,250     11,102(2)
 Vice President of Manufacturing          1997  102,500   75,000     10,569(2)
                                          1996   97,500   35,000     10,000(3)

--------
(1) Reflects employer contributions to the Company's Profit Sharing Plan (as defined) and Supplemental Employee Retirement Plan (as defined), the value of term life insurance premiums and certain incidental personal benefits. These incidental personal benefits are not described herein because the incremental cost to the Company of such benefits is below the Securities and Exchange Commission disclosure threshold.

(2) Includes employer contributions to the Company's Profit Sharing Plan and the value of life insurance premiums.
(3) For 1996, reflects employer contributions to the Company's Profit Sharing Plan.

Profit Sharing Plan

   The Company maintains the Elgin National Industries, Inc. Master Savings & Profit Sharing Plan (the "Profit Sharing Plan"). Generally, all non-union employees of the Company who have completed one year of service are eligible to participate in the Profit Sharing Plan. For any plan year, the Company may make a discretionary contribution to the Profit Sharing Plan, which is allocated to participants who have completed 1,000 hours of service during the year and who are employed on the last day of the year based on their compensation for that year. Participants vest in their account balances ratably over five years (in 20 percent increments). Generally, distributions from the Profit Sharing Plan are made following termination of employment.

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

                            Pension Plan Table (a)

                                                   Years of Service
                                      ------------------------------------------
Remuneration (b)                        15      20       25       30       35
----------------                      ------- ------- -------- -------- --------
$200,000............................. $20,754 $27,673 $ 34,591 $ 41,509 $ 48,427
$225,000.............................  23,567  31,423   39,278   47,134   54,990
$250,000.............................  26,379  35,173   43,966   52,759   61,552
$300,000.............................  32,004  42,673   53,341   64,009   74,677
$350,000.............................  37,629  50,173   62,716   75,259   87,802
$400,000.............................  43,254  57,673   72,091   86,509  100,927
$450,000.............................  48,879  65,173   81,466   97,759  114,052
$500,000.............................  54,504  72,673   90,841  109,009  127,177
$550,000.............................  60,129  80,173  100,216  120,259  140,302
$600,000.............................  65,754  87,673  109,591  131,509  153,427

--------
(a) The above table illustrates the estimated annual retirement benefits payable to Pension Plan and Supplemental Employee Retirement Plan participants commencing at age 65 in the form of a single life annuity, not subject to deduction for social security or other offsets. The above information is based on the current pension formula for various levels of compensation and years of service.
(b) A participant's pension benefit is generally based on a percentage of his salary and bonus for the highest five years of his employment and his years of credited service. The compensation taken into account under the Pension Plan for 1997 was limited to $160,000 in accordance with Internal Revenue Code rules and such limitation may be adjusted periodically in the future in accordance with Section 401(a)(17) of the Code. Remuneration in the above table is represented as the highest consecutive five-year average salary. The above table does not reflect the current compensation limitation under Code Section 401(a)(17) for qualified pension plans, because the Supplemental Employee Retirement Plan provides benefits for compensation above the limitation. Credited service under the Pension Plan as of January 1, 1998 for the named executive officers is as follows: Mr. Schulte, 9 years; Mr. C. Hall, 24 years; Mr. Conner, 16 years; Ms. Batory 15 years; and Mr. D. Hall, 2 years.

Employment and Non-Competition Agreements

   The Company and each of Messrs. Schulte, C. Hall and Conner entered into employment and non-competition agreements, with an initial term beginning on November 5, 1997, and ending on the fifth anniversary thereof (the "Employment Agreements"). The terms of the new employment contracts relating to base salary and related increases and annual bonuses are substantially similar to the terms of the employment agreements negotiated between Senior Management and the selling stockholders that were in effect prior to the Recapitalization Transactions. The term of the Employment Agreements is subject to annual renewal after the initial term unless one party gives written notice of non-renewal to the other party at least 180 days prior to the then current expiration date. Under the terms of the Employment Agreements, Mr. Schulte serves as the Chief Executive Officer and received a base salary of $310,070 for 1998, and will receive annual increases beginning in 1999 equal to the greater of the change in the applicable consumer price index or 5% per annum; Mr. C. Hall serves as the President and Chief Operating Officer and received a base salary of $287,163 for 1998, and will receive annual increases beginning in 1999 equal to the greater of the change in the applicable consumer price index or 5% per annum; and Mr. Conner serves as the Chief Financial Officer and received a base salary of $165,917 for 1998, and will receive annual increases beginning in 1999 equal to the greater of the change in the applicable consumer price index or 5% per annum. Each of the executive officers is entitled to an annual bonus for 1997 and later years of 1.5% of the Company's consolidated earnings before interest expense, taxes, amortization and the employment agreement bonuses described in this paragraph, subject to certain adjustments. The Employment Agreements contain a confidentiality covenant and a non-competition covenant that generally applies during the term of employment and for a period of 3 years thereafter.

   Each such Employment Agreement will terminate prior to the schedule expiration date in the event of the death or disability of the named executive officer or upon the sale by such named executive officer of his stock in the Company. In addition, the Company may terminate the employment of any of the named executive officers for cause (as defined in the agreements, generally commission of certain felonies, material breaches of duty or breaches of the non-competition restriction) and any named executive officer may terminate employment in the event the Company materially breaches the provisions of the Employment Agreement. Upon such a termination by an executive officer or termination by the Company without cause, the terminated executive officer will be entitled to continued payments and benefits for the remainder of the then current term. Upon the expiration and non-renewal of the Employment Agreement, the executive officer will receive severance payments for one year thereafter equal to the executive's base salary, subject to the executive's continued compliance with the non-competition provisions. Under each of the Employment Agreements, the Company has the obligation to maintain life insurance covering each of the named executive officers, with the proceeds thereof to be used to honor any put rights exercised by the estate of an executive officer.

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

                          Shares of Common Stock   Shares of Preferred Stock
                            Beneficially Owned       Beneficially Owned (a)
                          -----------------------  -----------------------------
Name                        Number      Percent       Number         Percent
----                      ----------- -----------  --------------- -------------
SHC Investment
 Partnership.............     6,408.3        100%
Fred C. Schulte..........     2,136.1     33 1/3%         11,621.7           58%
Charles D. Hall..........     2,136.1     33 1/3%          4,165.0           21%
Wayne J. Conner..........     2,136.1     33 1/3%          4,165.0           21%
Lynn C. Batory...........
David Hall...............
Mort Maurer..............
Directors and executive
 officers as a group (6
 persons)................     6,408.3        100%         19,951.7          100%

--------
(a) Does not include preferred stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Members of Senior Management are indebted to the Company in the aggregate net amount of $3,633,000, described below.

   Fred C. Schulte through his affiliate Fern Limited Partnership, a Delaware limited partnership controlled by Mr. Schulte, is indebted to the Company in the amount of $1,000,000 evidenced by a promissory note originally dated September 24, 1993 from Fern Limited Partnership, and payable to the Company, bearing interest at 5.35% per annum and maturing in December, 2007, subject to certain mandatory prepayment requirements. Fern Limited Partnership is also the obligor on another promissory note dated September 24, 1993 and payable to the Company in the amount of $1,603,000, bearing interest at 5.35% per annum and maturing in December, 2007. This obligation is offset by two promissory notes from the Company payable to Mr. Schulte in the aggregate amount of $1,603,000 and bearing the same 5.35% interest rate and December, 2007 maturity date. On November 5, 1997, the maturity date of each of these notes was extended until after the maturity date of the Notes.

   Charles D. Hall is indebted to the Company in the amount of $516,500 evidenced by a promissory note, dated September 24, 1993, bearing interest at 6.42% per annum and maturing in December, 2007, subject to certain mandatory prepayment requirements. On November 5, 1997, the maturity date of such note was extended until after the maturity date of the Notes.

   Wayne J. Conner is indebted to the Company in the amount of $516,500 evidenced by a promissory note dated September 24, 1993 bearing interest at 6.42% per annum and maturing in December, 2007, subject to certain mandatory prepayment requirements. On November 5, 1997, the maturity date of such note was extended until after the maturity date of the Notes.

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

   (b) 2. Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts...............................  44

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

Schedule I  --Condensed financial information of registrant
Schedule III--Real estate and accumulated depreciation
Schedule IV --Mortgage loans on real estate
Schedule V  --Supplemental information concerning property-casualty insurance operations

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder
Elgin National Industries, Inc.

   Our report on the consolidated financial statements of Elgin National Industries, Inc. and Subsidiary Companies as of December 31, 1997 and for each of the two years in the period ended December 31, 1997, has been included in this Form 10-K. In connection with our audits of such financial statements, we have also audited the related financial statement schedules listed in Item 14(b)(2) of this Form 10-K.

   In our opinion, the financial statement schedule referred to above, when considered in relation to the basis financial statements taken as a whole, present fairly, in all material respects, the information required to be included therein.

PricewaterhouseCoopers LLP

Chicago, Illinois
February 26, 1999

                        ELGIN NATIONAL INDUSTRIES, INC.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                     Additions  Additions
                          Balance at Charged to Charged to            Balance at
                          Beginning  Costs and    other                 End of
      Description         of Period   Expenses   accounts  Deductions   Period
      -----------         ---------- ---------- ---------- ---------- ----------
Allowance for doubtful
 accounts:
Year ended December 31,
 1996...................    $  547      $187       $ 0        $181      $  553
Year ended December 31,
 1997...................       553       111         0          86         578
Year ended December 31,
 1998...................       578        95         0          72         601
Reserve for inventories:
Year ended December 31,
 1996...................    $1,551      $751       $ 0        $906      $1,396
Year ended December 31,
 1997...................     1,396       419         0         214       1,601
Year ended December 31,
 1998...................     1,601       570         0         129       2,042

   3. Exhibits

   (a) A list of exhibits included as part of this Form 10-K is set forth in the Index to Exhibits that immediately precedes such Exhibits, which is incorporated herein by reference.

   (b) Reports on Form 8-K

   A Form 8-K was filed on October 23, 1998 listing Item 4--changes in Registrant's certifying accountants. There were no financial statements filed with this report.

                                   SIGNATURES

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 1999.

                                          Elgin National Industries, Inc.

                                                   /s/ Wayne J. Conner
                                          By __________________________________
                                          Name: Wayne J. Conner
                                          Title: Vice President, Treasurer and
                                              Chief Financial Officer
                                                 (Duly Authorized Officer and
                                                 Principal Financial Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

             Signature                           Title                    Date
             ---------                           -----                    ----


      /s/ Fred C. Schulte            Chairman of the Board, Chief    March 29, 1999
____________________________________  Executive Officer and
          Fred C. Schulte             Director

      /s/ Charles D. Hall            President, Chief Operating      March 29, 1999
____________________________________  Officer and Director
          Charles D. Hall

      /s/ Wayne J. Conner            Vice President, Treasurer,      March 29, 1999
____________________________________  Chief Financial Officer and
          Wayne J. Conner             Director

       /s/ Lynn C. Batory            Vice President, Controller      March 29, 1999
____________________________________  and Secretary
           Lynn C. Batory

         /s/ David Hall              Vice President of               March 29, 1999
____________________________________  Manufacturing
             David Hall


                               INDEX TO EXHIBITS

  Exhibit                                                             Footnote
  Number                     Document Description                     Reference
  -------                    --------------------                     ---------
  3.1      Certificate of Incorporation of Elgin National
           Industries, Inc.........................................       (3)
  3.2      Bylaws of Elgin National Industries, Inc................       (3)
  4.1      Indenture dated November 5, 1997, between Elgin National
           Industries, Inc., subsidiaries and Norwest Bank
           Minnesota, as Trustee...................................       (2)
  4.2      Form of 11% Senior Note due 2007 (included in Exhibit
           4.1)....................................................       (2)
  4.3      Registration Rights Agreement dated November 5, 1997, by
           and among Elgin National Industries, Inc., certain of
           its subsidiaries, and BancAmerica Robertson Stephens and
           CIBC Wood Gundy Securities Corp.........................       (3)
  4.4      Form of Subsidiary Guaranty (included in Exhibit 4.1)...       (2)
 10.1      Credit Agreement dated as of September 24, 1993, as
           Amended and Restated as of November 5, 1997, by and
           among Elgin National Industries, Inc., various financial
           institutions, and Bank of America National Trust and
           Savings Association, individually and as agent..........       (2)
 10.2      Employment and Non-Competition Agreement dated as of
           November 5, 1997, between Elgin National Industries,
           Inc. and Fred C. Schulte.*..............................       (2)
 10.3      Employment and Non-Competition Agreement dated as of
           November 5, 1997, between Elgin National Industries,
           Inc. and Charles D. Hall.*..............................       (2)
 10.4      Employment and Non-Competition Agreement dated as of
           November 5, 1997, between Elgin National Industries,
           Inc. and Wayne J. Conner.*..............................       (2)
 10.5      The Elgin National Industries, Inc. Supplemental
           Retirement Plan dated as of 1995, and effective January
           1, 1995.*...............................................       (3)
 21        Subsidiaries of Elgin National Industries, Inc..........       (2)
 27        Financial Data Schedule.................................       (1)

--------
   *Management contract or compensatory plan or arrangement.
(1) Filed herewith.
(2) Incorporated by reference to Pre-Effective Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on December 30, 1997.
(3) Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.