Form 10-Q
period 1999-03-31
ELGIN NATIONAL INDUSTRIES INC
filed 1999-05-11
CIK 32346

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

  [X]           QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d)
                     OF THE SECURITIES EXCHANGE ACT OF 1934

                    For the fiscal year ended March 31, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] YesNo

   As of April 30, 1999, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        ELGIN NATIONAL INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I--FINANCIAL INFORMATION

  ITEM 1--Financial Statements

    Consolidated Balance Sheets as of March 31, 1999 and December 31,
     1998.................................................................   3

    Consolidated Statements of Income for the Three Months Ended March 31,
     1999 and
     March 31, 1998.......................................................   4

    Consolidated Statements of Changes in Common Stockholder's Deficit for
     the Three Months Ended March 31, 1999................................   5

    Condensed Consolidated Statements of Cash Flows for the Three Months
     Ended
     March 31, 1999 and March 31, 1998....................................   6

    Notes to Condensed Consolidated Financial Statements..................   7

  ITEM 2--Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   9

  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk......  12

PART II--OTHER INFORMATION

  ITEM 1--Legal Proceedings...............................................  13

  ITEM 6--Exhibits and Reports on Form 8-K................................  13

SIGNATURES................................................................  14

EXHIBIT INDEX.............................................................  15

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                        (in thousands except share data)
                                  (Unaudited)

                                                        March 31,  December 31,
                        ASSETS                            1999         1998
                        ------                          ---------  ------------
Current assets:
  Cash and cash equivalents............................ $ 13,654     $  9,981
  Accounts receivable, net.............................   23,871       27,389
  Inventories, net.....................................   14,785       13,880
  Prepaid expenses and other assets....................    1,031        1,318
  Deferred income tax..................................    2,811        2,811
                                                        --------     --------
    Total current assets...............................   56,152       55,379
Property, plant and equipment, net.....................   15,033       15,344
Other assets...........................................   24,992       24,700
Goodwill and intangibles...............................    8,047        8,287
                                                        --------     --------
    Total assets....................................... $104,224     $103,710
                                                        ========     ========
     LIABILITIES AND COMMON STOCKHOLDER'S DEFICIT
     --------------------------------------------
Current liabilities:
  Current portion of long-term debt.................... $    313     $    330
  Accounts payable & accrued expenses..................   30,976       29,234
                                                        --------     --------
    Total current liabilities..........................   31,289       29,564
Long-term debt less current portion....................   82,546       85,109
Other liabilities......................................    1,790        1,728
Deferred income tax....................................    2,429        2,557
                                                        --------     --------
    Total liabilities..................................  118,054      118,958
                                                        --------     --------
Redeemable preferred stock units.......................   11,288       11,106
                                                        --------     --------
Redeemable preferred stock.............................    3,096        3,046
                                                        --------     --------
Common stockholder's deficit:
  Common stock, Class A par value $.01 per share;
   authorized 23,678 shares; 6,408 issued and
   outstanding
  Retained deficit.....................................  (28,214)     (29,400)
                                                        --------     --------
    Total stockholder's deficit........................  (28,214)     (29,400)
                                                        --------     --------
    Total liabilities and stockholder's deficit........ $104,224     $103,710
                                                        ========     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

               For the Three Months Ended March 31, 1999 and 1998
                                 (in thousands)
                                  (Unaudited)

                                                                1999     1998
                                                               -------  -------
Net sales..................................................... $34,588  $33,892
Cost of sales.................................................  24,669   25,246
                                                               -------  -------
    Gross profit..............................................   9,919    8,646
Selling, general and administrative expenses..................   5,573    5,507
Amortization expense..........................................     240      682
                                                               -------  -------
    Operating income..........................................   4,106    2,457
Other expenses (income)
  Interest income.............................................    (483)    (222)
  Interest expense............................................   2,371    2,348
                                                               -------  -------
Income before income taxes....................................   2,218      331
Provision for income taxes....................................     869      116
                                                               -------  -------
Net income.................................................... $ 1,349  $   215
                                                               =======  =======


   The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

   CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S DEFICIT

                   For the Three Months Ended March 31, 1999
                       (in thousands except share data)
                                  (Unaudited)

                                                                      Total
                                                Common Retained   Shareholder's
                                                Stock  (Deficit)     Deficit
                                                ------ ---------  -------------
Balance as of December 31, 1998...............  $ --   $(29,400)    $(29,400)
Net income for the three months ended March
 31, 1999.....................................    --      1,349        1,349
Redeemable preferred stock unit dividends, net
 of tax of $70................................    --       (113)        (113)
Redeemable preferred stock dividends (19,952
 shares at $2.50 per share)...................    --        (50)         (50)
                                                -----  --------     --------
Balance as of March 31, 1999..................  $ --   $(28,214)    $(28,214)
                                                =====  ========     ========



   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 1999 and 1998
                                 (in thousands)
                                  (Unaudited)

                                                                1999     1998
                                                               -------  -------
Net cash provided by operating activities..................... $ 6,596  $10,149
                                                               -------  -------
Cash flows from investing activities:
  Purchase of property, plant and equipment...................    (343)    (203)
                                                               -------  -------
  Net cash used by investing activities.......................    (343)    (203)
                                                               -------  -------
Cash flows from financing activities:
  Repayments of long-term debt................................  (2,580)     (76)
                                                               -------  -------
  Net cash used by financing activities.......................  (2,580)     (76)
                                                               -------  -------
Net increase in cash..........................................   3,673    9,870
Cash and cash equivalents at beginning of period..............   9,981    9,337
                                                               -------  -------
Cash and cash equivalents at end of period.................... $13,654  $19,207
                                                               =======  =======


   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Report Preparation

   The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company's December 31, 1998 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first three months of 1999 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company's consolidated financial statements included in the annual report on Form 10-K.

2. Inventories

                                                          March 31, December 31,
                                                            1999        1998
                                                          --------- ------------
                                                              (in thousands)
Finished goods...........................................  $ 9,072    $ 8,465
Work-in-process..........................................    1,861      1,635
Raw materials............................................    5,934      5,822
                                                           -------    -------
                                                            16,867     15,922
Less excess and obsolete reserve.........................    2,082      2,042
                                                           -------    -------
                                                           $14,785    $13,880
                                                           =======    =======

3. Segment Information

   The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company's method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the three months ended March 31:

                                                               1999     1998
                                                              -------  -------
                                                              (In thousands)
Net sales to external customers:
  Manufactured Products...................................... $19,557  $19,611
  Engineering Services.......................................  15,031   14,281
                                                              -------  -------
    Total net sales to external customers.................... $34,558  $33,892
                                                              =======  =======
Net sales to internal customers:
  Manufactured Products...................................... $   310  $   497
  Engineering Services.......................................      55      208
                                                              -------  -------
    Total net sales to internal customers.................... $   365  $   705
                                                              =======  =======

Total Net Sales
  Manufactured Products...................................... $19,867  $20,108
  Engineering Services.......................................  15,086   14,489
                                                              -------  -------
    Total net sales..........................................  34,953   34,597
Elimination of net sales to internal customers...............     365      705
                                                              -------  -------
    Total consolidated net sales............................. $34,588  $33,892
                                                              =======  =======
Earnings before interest, taxes and amortization:
  Manufactured Products...................................... $ 3,460  $ 3,412
  Engineering Services.......................................   2,103      907
                                                              -------  -------
    Total segment earnings before interest, taxes and
     amortization............................................   5,563    4,319
Amortization.................................................    (240)    (682)
Interest income..............................................     483      222
Interest expense.............................................  (2,371)  (2,348)
Corporate expenses before Interest, taxes and amortization...  (1,217)  (1,180)
                                                              -------  -------
  Consolidated income before income taxes.................... $ 2,218  $   331
                                                              =======  =======

4. Contingencies

   The Company has claims against others, and there are claims by others against it, in a variety of matters arising out of the conduct of the Company's business. The ultimate resolution of all such claims would not, in the opinion of management, have a material effect on the Company's financial position, cash flows or results of operations.

5. Adoption of Accounting Principles

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

 Three Months Ended March 31, 1999 Compared to Three Months Ended March 31,
 1998

   Net Sales: Net sales for the quarter ended March 31, 1999 increased $0.7 million, or 2.1%, to $34.6 million from $33.9 million for the corresponding period in 1998 primarily due to the size of engineering services projects in process. For the three months ended March 31, 1999, the Company had six larger projects with sales in excess of $1.0 million, totalling $10.2 million in sales, compared to three such projects totalling $6.7 million in sales for the corresponding period in 1998. The larger projects were partially offset with lower sales of smaller engineering services projects in the quarter ended March 31, 1999.

   Gross Profit: Gross profit for the quarter ended March 31, 1999 increased $1.3 million, or 14.7%, to $9.9 million from $8.6 million for the corresponding period in 1998. As a percentage of net sales, the gross profit increased to 28.7% for the quarter ended March 31, 1999 from 25.5% for the corresponding period in 1998. The increase was primarily due to a reduction in the cost of sales of approximately $1.6 million due to the settlement of a lawsuit relating to an engineering contract claim. Without the effect of this settlement the gross profit would have decreased approximately $0.3 million primarily due to higher margins recorded on projects between $.3 million and $1.0 million for the quarter ended March 31, 1998 compared to the quarter ended March 31, 1999.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended March 31, 1999 of $5.6 million were $0.1 million, or 1.2%, higher than the selling, general and administrative expenses for the corresponding period in 1998 mainly due to increased selling efforts. As a percentage of net sales, selling, general and administrative expenses decreased slightly from 16.2% for the quarter ended March 31, 1998 to 16.1% for the quarter ended March 31, 1999 due to the increased sales level.

   Amortization Expense: Amortization expense of the Company for the quarter ended March 31, 1999 decreased $0.5 million, or 64.8%, to $0.2 million from $0.7 million for the corresponding period in 1998. The decrease was attributable to decreased amortization expense related to non-compete agreements.

   Interest Income: Interest income of the Company for the quarter ended March 31, 1999 of $0.5 million increased $0.3 million or 117.6% from $0.2 million for the corresponding period in 1998. This increase was due to increased interest bearing deposits, along with interest received on a lawsuit settlement.

   Interest Expense: Interest expense of the Company for the quarter ended March 31, 1999 of $2.4 million approximated the interest expense for the corresponding period in 1998.

   Provision for Income Taxes: Provision for income taxes of the Company for the quarter ended March 31, 1999 increased $0.8 million, or 649.1%, to $0.9 million from $0.1 million for the corresponding period ended March 31, 1998. The increase in the provision for income taxes was due primarily to higher earnings before income taxes.

   Net Income: The net income for the Company for the three months ended March 31, 1999 increased $1.1 million, or 527.4%, to $1.3 million from $0.2 million for the quarter ended March 31, 1998 for the reasons discussed above. Net income as a percentage of net sales increased to 3.9% for the quarter ended March 31, 1999 from 0.6% for the corresponding quarter in 1998.

Liquidity and Capital Resources

   Net cash provided by operating activities for the three months ended March 31, 1999 of $6.6 million was generated from decreased accounts receivable, increased accounts payable and accrued expenses, and cash generated from net income and non-cash charges, partially offset by cash used to increase inventories and other assets. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

   Cash was used in investing activities for the three months ended March 31, 1999 of $0.3 million compared with $0.2 million for the three months ended March 31, 1998 for capital expenditures resulting from the Company's regular practice of upgrading and maintaining its equipment base and facilities.

   Cash used in financing activities for the three months ended March 31, 1999 totaled $2.6 million, and was attributable to the repurchase of $2.5 million of the Company's long-term debt and the scheduled repayments of the Company's notes payable.

   The Company's liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations. Based on current and planned operations, the Company believes that funds provided from operations, along with cash on hand, will be adequate to meet its anticipated debt service requirements, working capital needs and capital expenditures. The Company has a credit facility to provide a $20.0 million revolving line of credit, subject to borrowing base limitations. The term of this facility expires in November, 2000. At March 31, 1999, there were no borrowings under the Senior Credit Facility (excluding $4.7 million in outstanding letters of credit).

Backlog

   The Company's backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at March 31, 1999 had increased $31.4 million, or 53.6%, to $89.9 million from $58.5 million at December 31, 1998. A substantial majority of current backlog is expected to be realized in the next twelve months.

Year 2000

   The following constitutes a Year 2000 readiness disclosure statement of the Company.

   The Year 2000 (or "Y2K") issue denotes the possible inability of computers, hardware or software to perform properly due to the inability to interpret date information correctly before, during or after the Year 2000 including all of the associated consequences of such failures on the Company's operations. If not corrected, such situations could result in computer-system failures or miscalculations causing disruptions in the Company's operations.

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

   The Company currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 readiness program by December 31, 1999, or if all or portions of the Y2K Program prove to be inadequate in addressing the Y2K issue. The Company currently is working to identify those business areas where contingency plans will be necessary and feasible and expects to have completed enough of its readiness work by July, 1999 to have this listing complete. Any contingency plan will be based on its best estimates of numerous factors, which, in turn will be derived by relying on numerous assumptions about future events.

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

Safe Harbor

   Statements herein regarding Year 2000, the Company's ability to address Year 2000 issues, the Company's estimates regarding the magnitude and impact of Year 2000 issues, the Company's estimate of the total costs of its Year 2000 Program, the Company's ability to meet its liquidity requirements, and the Company's expected realization of current backlog constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. With respect to estimated costs, management has made assumptions regarding among other things, the costs and timing of the system upgrades necessary to make our internal systems Year 2000 ready and the ability of the Company's vendors, vendees, utilities and municipalities to meet their Year 2000 readiness timetables. Further, statements herein regarding the Company's performance in future periods are subject to risks relating to, deterioration of relationships with, or the loss of material customers or suppliers, possible product liability claims, decreases in demand for the Company's products, and adverse changes in general market and industry conditions. Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company continues to use its reputation and established position in the United States to generate sales in international markets. In the three months ended March 31, 1999, approximately 12% of the Company's net sales were attributable to services provided or products sold for use outside the United States, primarily to Poland and Trinidad. In addition, the Engineering Services Segment's backlog includes projects in Egypt and Venezuela. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company's historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company's strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company's foreign operations, or expansion thereof, would not have a material adverse effect on the Company's business, financial condition, results of operations and debt service capability.

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

   (a)Exhibits
   27.0 Financial Data Schedule

   (b)Reports on Form 8-K
   none

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Elgin National Industries, Inc.

                                          By /s/ Wayne J. Conner
                                          -------------------------------------
                                          Name: Wayne J. Conner
                                          Title:Vice President, Treasurer, and
                                          Chief
                                          Financial Officer
                                          (Duly Authorized Officer and
                                           Principal
                                          Financial Officer)

Dated: May 11, 1999

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