Form 10-Q
period 1999-06-30
ELGIN NATIONAL INDUSTRIES INC
filed 1999-08-06
CIK 32346

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

                               ----------------

(Mark
One)

  [X]         QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 1999

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   As of July 31, 1999, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        ELGIN NATIONAL INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION
  ITEM 1--Financial Statements
    Consolidated Balance Sheets as of June 30, 1999 and December 31, 1998..   3
    Consolidated Statements of Income for the Six Months Ended June 30,
     1999 and June 30, 1998, and for the Three Months Ended June 30, 1999
     and June 30, 1998.....................................................   4
    Consolidated Statements of Changes in Stockholder's Deficit for the Six
     Months Ended June 30, 1999............................................   5
    Condensed Consolidated Statements of Cash Flows for the Six Months
     Ended June 30, 1999 and June 30, 1998.................................   6
    Notes to Condensed Consolidated Financial Statements...................   7
  ITEM 2--Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................   9
  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk.......  13
PART II--OTHER INFORMATION
  ITEM 1--Legal Proceedings................................................  13
  ITEM 6--Exhibits and Reports on Form 8-K.................................  13
SIGNATURES.................................................................  14
EXHIBIT INDEX..............................................................  15

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                        (in thousands except share data)
                                  (Unaudited)

                                                         June 30,  December 31,
                         ASSETS                            1999        1998
                         ------                          --------  ------------
Current assets:
  Cash and cash equivalents............................. $  6,085    $  9,981
  Accounts receivable, net..............................   24,874      27,389
  Inventories, net......................................   13,567      13,880
  Prepaid expenses and other assets.....................    1,242       1,318
  Deferred income tax...................................    2,811       2,811
                                                         --------    --------
    Total current assets................................   48,579      55,379
Property, plant and equipment, net......................   14,571      15,344
Other assets............................................   31,037      24,700
Goodwill and intangibles................................    7,850       8,287
                                                         --------    --------
    Total assets........................................ $102,037    $103,710
                                                         ========    ========
         LIABILITIES AND STOCKHOLDER'S DEFICIT
         -------------------------------------
Current liabilities:
  Current portion of long-term debt..................... $    277    $    330
  Accounts payable & accrued expenses...................   28,727      29,234
                                                         --------    --------
    Total current liabilities...........................   29,004      29,564
Long-term debt less current portion.....................   82,000      85,109
Other liabilities.......................................    1,832       1,728
Deferred income tax.....................................    2,301       2,557
                                                         --------    --------
    Total liabilities...................................  115,137     118,958
                                                         --------    --------
Redeemable preferred stock units........................   11,470      11,106
                                                         --------    --------
Redeemable preferred stock..............................    3,146       3,046
                                                         --------    --------
Common stockholder's deficit:
  Common stock, Class A par value $.01 per share;
   authorized 23,678 shares; 6,408 issued and
   outstanding
  Retained deficit......................................  (27,716)    (29,400)
                                                         --------    --------
    Total stockholder's deficit.........................  (27,716)    (29,400)
                                                         --------    --------
    Total liabilities and stockholder's deficit......... $102,037    $103,710
                                                         ========    ========

   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                 (in thousands)
                                  (Unaudited)

                                              For the Six      For the Three
                                                Months            Months
                                            Ended June 30,    Ended June 30,
                                            ----------------  ----------------
                                             1999     1998     1999     1998
                                            -------  -------  -------  -------
Net sales.................................. $72,009  $76,434  $37,421  $42,542
Cost of sales..............................  52,672   58,658   28,003   33,412
                                            -------  -------  -------  -------
  Gross profit.............................  19,337   17,776    9,418    9,130
Selling, general and administrative
 expenses..................................  11,664   10,957    6,091    5,450
Amortization expense.......................     438    1,362      198      680
                                            -------  -------  -------  -------
  Operating income.........................   7,235    5,457    3,129    3,000
Other expenses (income)
  Interest income..........................    (713)    (552)    (230)    (330)
  Interest expense.........................   4,644    4,592    2,273    2,244
                                            -------  -------  -------  -------
Income before income taxes.................   3,304    1,417    1,086    1,086
Provision for income taxes.................   1,296      528      427      412
                                            -------  -------  -------  -------
Net income................................. $ 2,008  $   889  $   659  $   674
                                            =======  =======  =======  =======



   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

                     For the Six Months Ended June 30, 1999
                        (in thousands except share data)
                                  (Unaudited)

                                                                      Total
                                               Common  Retained   Shareholder's
                                                Stock  (Deficit)     Deficit
                                               ------- ---------  -------------
Balance as of December 31, 1998............... $       $(29,400)    $(29,400)
  Net income for the six months ended June 30,
   1999.......................................            2,008        2,008
  Redeemable preferred stock unit dividends,
   net of tax of $140.........................             (224)        (224)
  Redeemable preferred stock dividends (19,952
   shares at $5.00 per share).................             (100)        (100)
                                               ------- --------     --------
Balance as of June 30, 1999................... $       $(27,716)    $(27,716)
                                               ======= ========     ========



   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Six Months Ended June 30, 1999 and 1998
                                 (in thousands)

                                                                1999     1998
                                                               -------  -------
Net cash provided by operating activities..................... $ 3,972  $ 2,918
Cash flows from investing activities:
  Purchase of property, plant and equipment...................    (524)  (1,389)
  Proceeds from sale of assets................................      19      --
  Issuance of notes receivable................................  (4,200)     --
                                                               -------  -------
  Net cash used by investing activities.......................  (4,705)  (1,389)
Cash flows from financing activities:
  Repayments of long-term debt................................  (3,163)    (154)
                                                               -------  -------
  Net cash used by financing activities.......................  (3,163)    (154)
Net (decrease) increase in cash...............................  (3,896)   1,375
Cash and cash equivalents at beginning of period..............   9,981    9,337
                                                               -------  -------
Cash and cash equivalents at end of period.................... $ 6,085  $10,712
                                                               =======  =======




   The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Report Preparation

   The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company's December 31, 1998 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first six months of 1999 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company's consolidated financial statements included in the annual report on Form 10-K.

2. Inventories

                                                           June 30, December 31,
                                                             1999       1998
                                                           -------- ------------
                                                              (in thousands)
      Finished goods...................................... $ 8,661    $ 8,465
      Work-in-process.....................................   1,585      1,635
      Raw materials.......................................   5,461      5,822
                                                           -------    -------
                                                            15,707     15,922
      Less excess and obsolete reserve....................   2,140      2,042
                                                           -------    -------
                                                           $13,567    $13,880
                                                           =======    =======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

3. Segment Information

   The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company's method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the six months ended June 30:

                                                               1999     1998
                                                              -------  -------
                                                              (In thousands)
      Net sales to external customers:
        Manufactured Products................................ $39,633  $40,736
        Engineering Services.................................  32,376   35,698
                                                              -------  -------
          Total net sales to external customers.............. $72,009  $76,434
                                                              =======  =======
      Net sales to internal customers:
        Manufactured Products................................ $ 1,144  $ 1,018
        Engineering Services.................................     117      317
                                                              -------  -------
          Total net sales to internal customers.............. $ 1,261  $ 1,335
                                                              =======  =======
      Total net sales
        Manufactured Products................................ $40,777  $41,754
        Engineering Services.................................  32,493   36,015
                                                              -------  -------
          Total net sales....................................  73,270   77,769
      Elimination of net sales to internal customers.........   1,261    1,335
                                                              -------  -------
          Total consolidated net sales....................... $72,009  $76,434
                                                              =======  =======
      Earnings before interest, taxes and amortization:
        Manufactured Products................................ $ 6,789  $ 7,536
        Engineering Services.................................   3,281    1,624
                                                              -------  -------
          Total segment earnings before interest, taxes and
           amortization......................................  10,070    9,160
      Amortization...........................................    (438)  (1,362)
      Interest income........................................     713      552
      Interest expense.......................................  (4,644)  (4,592)
      Corporate expenses before interest, taxes and
       amortization..........................................  (2,397)  (2,341)
                                                              -------  -------
        Consolidated income before income taxes.............. $ 3,304  $ 1,417
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

5. Adoption of Accounting Principles

   The Company will implement the provisions of Statement of Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" (SFAS No. 133), which will be effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No.
133. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

 Three Months Ended June 30, 1999 Compared to Three Months Ended June 30, 1998

   Net Sales: Net sales for the quarter ended June 30, 1999 decreased $5.1 million, or 12.0%, to $37.4 million from $42.5 million for the corresponding period in 1998. The Engineering Services Segment's sales decreased $4.1 million, or 19.0%, due to the timing and size of projects. For the three months ended June 30, 1998 the Company had four larger projects with sales in excess of $1.0 million, totalling $12.9 million in sales, compared to six such projects totalling $9.7 million in sales for the three months ended June 30, 1999. The Manufactured Products Segment's sales decreased $1.0 million, or 5.0%, primarily due to decreased powertrain fastener sales and decreased sales of high voltage equipment.

   Gross Profit: Gross profit for the quarter ended June 30, 1999 increased $0.3 million, or 3.2%, to $9.4 million from $9.1 million for the corresponding period in 1998. As a percentage of net sales, the gross profit increased to 25.2% for the quarter ended June 30, 1999 from 21.5% for the corresponding period in 1998. The increase resulted from the favorable completion of projects within the Engineering Services Segment.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended June 30, 1999 of $6.1 million was $0.6 million, or 11.8%, higher than the selling and administrative expenses of $5.5 million for the corresponding period in 1998 primarily due to higher proposal costs within the Engineering Services Segment and higher warranty costs within the Manufactured Products Segment. As a percentage of net sales, selling, general and administrative expenses increased from 12.8% for the quarter ended June 30, 1998 to 16.3% for the quarter ended June 30, 1999 due to decreased sales.

   Amortization Expense: Amortization expense of the Company for the quarter ended June 30, 1999 decreased $0.5 million, or 70.9%, to $0.2 million from $0.7 million for the corresponding period in 1998. The decrease was attributable to decreased amortization expense related to non-compete agreements.

   Interest Income: Interest income of the Company for the quarter ended June 30, 1999 of $0.2 million decreased $0.1 million, or 30.3%, from $0.3 million for the quarter ended June 30, 1998. This decrease was primarily due to a lower balance of interest earning assets.

   Interest Expense: Interest expense of the Company for the quarter ended June 30, 1999 of $2.3 million approximated the interest expense for the quarter ended June 30, 1998.

   Provision for Income Taxes: Provision for income taxes of the Company for the quarter ended June 30, 1999 of $0.4 million approximated the provision for income taxes for the quarter ended June 30, 1998.

   Net Income: The net income for the Company for the three months ended June 30, 1999 of $0.7 million approximated the net income for the quarter ended June 30, 1998 for the reasons discussed above. Net income as a percentage of net sales increased to 1.8% for the quarter ended June 30, 1999 from 1.6% for the corresponding quarter in 1998.

 Six Months Ended June 30, 1999 Compared to Six Months Ended June 30, 1998

   Net Sales: Net sales for the six months ended June 30, 1999 decreased $4.4 million, or 5.8%, to $72.0 million from $76.4 million for the corresponding period in 1998. The Engineering Services Segment's sales decreased $3.3 million, or 9.3%, due to the timing and size of projects. For the six months ended June 30, 1998 the Company had six projects with sales between $500,000 and $1.0 million, totalling $4.2 million in sales, compared to three such projects totalling $2.3 million in sales for the six months ended June 30, 1999. The Company's projects with sales in excess of $1.0 million for the six months ended June 30, 1998, totalled $23.0 million, compared to $22.7 million for the six months ended June 30, 1999. The Manufactured

Products Segment's sales decreased $1.1 million, or 2.7%, primarily due to decreased powertrain fastener sales and decreased sales of high voltage equipment, partially offset with increased sales of manufactured screens.

   Gross Profit: Gross profit for the six months ended June 30, 1999 increased $1.5 million, or 8.8%, to $19.3 million from $17.8 million for the corresponding period in 1998. As a percentage of net sales, the gross profit increased to 26.9% for the six months ended June 30, 1999 from 23.3% for the corresponding period in 1998. The increase was primarily due to a reduction in the cost of sales of approximately $1.6 million due to the settlement of a lawsuit relating to an engineering contract claim. Without the effect of this settlement the gross profit would have decreased $0.1 million primarily due to the decreased sales level, partially offset with higher margins earned on engineering services projects resulting from favorable close outs on completed projects.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the six months ended June 30, 1999 of $11.7 million represented an increase of $0.7 million, or 6.5%, from $11.0 million for the corresponding period in 1998 primarily due to higher proposal costs within the Engineering Services Segment and higher warranty costs within the Manufactured Products Segment. Selling, general and administrative expenses as a percentage of net sales increased from 14.3% for the six months ended June 30, 1998 to 16.2% for the corresponding period in 1999 due primarily to decreased sales.

   Amortization Expense: Amortization expense of the Company for the six months ended June 30, 1999 decreased $1.0 million, or 67.8%, to $0.4 million from $1.4 million for the corresponding period in 1998. The decrease was attributable to decreased amortization expense related to non-compete agreements.

   Interest Income: Interest income of the Company of $0.7 million was $0.1 million, or 29.2%, higher than the interest income of $0.6 million for the six months ended June 30, 1998. This increase was due to interest received on a lawsuit settlement, partially offset with decreased interest bearing deposits.

   Interest Expense: Interest expense of the Company for the six months ended June 30, 1999 of $4.6 million approximated the interest expense for the corresponding period in 1998.

   Provision for Income Taxes: Provision for income taxes of the Company for the six months ended June 30, 1999 increased $0.8 million, or 145.5%, to $1.3 million from $0.5 million for the corresponding period in 1998. The increase in the provision for income taxes was due to higher earnings.

   Net Income: The net income for the Company for the six months ended June 30, 1999 increased $1.1 million, or 125.9%, to $2.0 million from $0.9 million for the six months ended June 30, 1998 for the reasons discussed above. Net income as a percentage of net sales increased to 2.8% for the six months ended June 30, 1999 from 1.2% for the corresponding six month period in 1998.

Liquidity and Capital Resources

   Net cash provided by operating activities for the six months ended June 30, 1999 of $4.0 million was generated from net income and non-cash charges, decreased accounts receivable and increased accounts payables, partially offset with funds used to increase other assets and decrease accrued liabilities. Included in non-cash charges for the six months ended June 30, 1999 was depreciation of $1.3 million and amortization of $0.4 million, partially offset with pension overfunding income of $0.5 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

   Cash used in investing activities for the six months ended June 30, 1999 of $4.7 million consisted of notes receivable issued to officers of $4.2 million, and $0.5 million for the Company's regular practice of upgrading and maintaining its equipment base and facilities.

   Cash used in financing activities for the six months ended June 30, 1999 totalled $3.2 million, and was attributable to the repurchase of $3.0 million of the Company's long-term debt and the scheduled repayment of notes payable.

   The Company's liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations. Based on current and planned operations, the Company believes that funds provided from operations, along with cash on hand, will be adequate to meet its anticipated debt service requirements, working capital needs and capital expenditures. The Company has a credit facility to provide a $20.0 million revolving line of credit, subject to borrowing base limitations. The term of this facility expires in November, 2000. At June 30, 1999, there were no borrowings under the Senior Credit Facility (excluding $4.5 million in outstanding letters of credit).

Backlog

   The Company's backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at June 30, 1999 had increased $22.2 million, or 37.9%, to $80.7 million from $58.5 million at December 31, 1998. A substantial majority of current backlog is expected to be realized in the next twelve months.

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

   In accordance with Phase I of the Y2K Program, the Company has conducted an internal review of systems and has contacted software suppliers to determine major areas of vulnerability. Critical systems needing to be replaced or updated have been identified and updated. In the manufacturing applications area the Company has sent each operating unit an extensive checklist of items to review that covers hardware, software, operating systems and embedded systems. The Company currently believes that no critical systems will need to be replaced in the manufacturing area in order for the Company to be Y2K ready. The Company has developed and circulated a questionnaire in order to assess the Y2K readiness of its critical vendors. For purposes of the Y2K issue, the Company has identified its critical vendors as consisting primarily of large volume suppliers, sole source suppliers, foreign suppliers, and utility companies. The Company has also compiled a listing of its major customers. The Company has developed and circulated a questionnaire in order to assess its customers' Y2K readiness as it relates to issuing purchase orders, accepting shipments, and paying invoices on a timely basis.

   In accordance with Phase II, the remediation phase of the Y2K Program, the Company has utilized each operating unit's checklist in monitoring progress towards Y2K readiness. The Company has already replaced computer and related accounting systems which were deemed to be non-compliant and in need of updated software The Company's Y2K plans call for each operating unit to report its progress towards Y2K readiness to the Company on a periodic basis using this checklist as a guide.

   The Company is now entering Phase III, the testing phase, which will verify if the affected systems have been properly repaired. If during this phase it is determined that additional repairs are required, such repairs will be made, or alternative corrective actions taken. This phase is scheduled to be completed by the end of November, 1999.

   The Company estimates the total cost of its Year 2000 readiness program at approximately $0.5 million, consisting of both internal and external costs, primarily for hardware and software upgrades and replacements (although a substantial portion of the cost of new hardware and software would have been purchased by the Company through the regular and routine upgrading of systems). Such hardware and software will be capitalized and depreciated over the estimated useful lives of the related assets in accordance with the Company's accounting policy. All other expenditures will be charged to expense.

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

   The Company currently has no contingency plans in place in the event it does not complete all phases of its Year 2000 readiness program by December 31, 1999, or if all or portions of the Y2K Program prove to be inadequate in addressing the Y2K issue. The Company is currently developing these contingency plans for those business areas where contingency plans will be necessary and feasible and expects to have completed enough of its readiness work by September, 1999 to have these contingency plans in place by November, 1999. Any contingency plan will be based on its best estimates of numerous factors, which, in turn will be derived by relying on numerous assumptions about future events. However, there can be no assurance that these assumptions or estimates will have been correctly made, or that the Company will have anticipated all relevant factors, or that there will not be a delay in or increased costs associated with the Company's Year 2000 program. Any delay in implementation of the Year 2000 program could affect the Company's Year 2000 readiness. Specific factors that might cause the actual outcome to differ from the projected outcome include, without limitation, the continued availability of personnel trained in the computer programming skills necessary for the remediation of Year 2000 problems, the ability to locate and correct all relevant non-compliant systems, timely and accurate responses by third parties, and the ability to implement interfaces between new systems and systems not being replaced.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company continues to use its reputation in the United States to expand into international markets. In the six months ended June 30, 1999 approximately 12% of the Company's net sales were attributable to services provided or products sold for use outside the United States, primarily to Poland and Trinidad. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company's historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company's strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company's foreign operations, or expansion thereof, would not have a material adverse effect on the Company's business, financial condition, results of operations and debt service capability.

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

                                          Elgin National Industries, Inc.

                                                  /s/ Wayne J. Conner
                                          By: _________________________________
                                                      Wayne J. Conner
                                            Vice President, Treasurer, and
                                            Chief Financial Officer (Duly
                                            Authorized Officer and Principal
                                            Financial Officer)

Dated: August 6, 1999

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