Form 10-Q
period 1999-09-30
ELGIN NATIONAL INDUSTRIES INC
filed 1999-11-12
CIK 32346

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

               For the quarterly period ended September 30, 1999

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

   As of October 31, 1999, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        ELGIN NATIONAL INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION

  ITEM 1--Financial Statements

    Consolidated Balance Sheets as of September 30, 1999 and December 31,
     1998..................................................................   3

    Consolidated Statements of Income for the Nine Months Ended September
     30, 1999 and September 30, 1998, and for the Three Months Ended
     September 30, 1999 and
     September 30, 1998....................................................   4

    Consolidated Statements of Changes in Stockholder's Deficit for the
     Nine Months Ended September 30, 1999..................................   5

    Condensed Consolidated Statements of Cash Flows for the Nine Months
     Ended
     September 30, 1999 and September 30, 1998.............................   6

    Notes to Condensed Consolidated Financial Statements...................   7

  ITEM 2--Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................   9

  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk.......  13

PART II--OTHER INFORMATION

  ITEM 1--Legal Proceedings................................................  13

  ITEM 6--Exhibits and Reports on Form 8-K.................................  14

SIGNATURES.................................................................  15

EXHIBIT INDEX..............................................................  16

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                        (in thousands except share data)
                                  (Unaudited)

                                                     September 30, December 31,
                       ASSETS                            1999          1998
                       ------                        ------------- ------------
Current assets:
  Cash and cash equivalents.........................   $ 14,266      $  9,981
  Accounts receivable, net..........................     23,448        27,389
  Inventories, net..................................     14,376        13,880
  Prepaid expenses and other assets.................      1,237         1,318
  Deferred income tax...............................      2,811         2,811
                                                       --------      --------
    Total current assets............................     56,138        55,379
Property, plant and equipment, net..................     15,013        15,344
Other assets........................................     31,432        24,700
Goodwill and intangibles............................      8,036         8,287
                                                       --------      --------
    Total assets....................................   $110,619      $103,710
                                                       ========      ========

       LIABILITIES AND STOCKHOLDER'S DEFICIT
       -------------------------------------
Current liabilities:
  Current portion of long-term debt.................   $    194      $    330
  Accounts payable..................................     23,533        18,402
  Accrued expenses..................................     13,183        10,832
                                                       --------      --------
    Total current liabilities.......................     36,910        29,564
Long-term debt less current portion.................     82,000        85,109
Other liabilities...................................      1,874         1,728
Deferred income tax.................................      2,172         2,557
                                                       --------      --------
    Total liabilities...............................    122,956       118,958
                                                       --------      --------
Redeemable preferred stock units....................     11,652        11,106
                                                       --------      --------
Redeemable preferred stock..........................      3,196         3,046
                                                       --------      --------
Common stockholder's deficit:
  Common stock, Class A par value $.01 per share;
   authorized 23,678 shares; 6,408 issued and
   outstanding
  Retained deficit..................................    (27,185)      (29,400)
                                                       --------      --------
    Total stockholder's deficit.....................    (27,185)      (29,400)
                                                       --------      --------
    Total liabilities and stockholder's deficit.....   $110,619      $103,710
                                                       ========      ========

   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                 (in thousands)
                                  (Unaudited)

                                  For the Nine Months   For the Three Months
                                  Ended September 30,    Ended September 30,
                                  --------------------  ----------------------
                                    1999       1998        1999        1998
                                  ---------  ---------  ----------  ----------
Net sales........................ $ 107,971  $ 119,174  $   35,962  $   42,740
Cost of sales....................    79,366     91,902      26,694      33,244
                                  ---------  ---------  ----------  ----------
  Gross profit...................    28,605     27,272       9,268       9,496
Selling, general and
 administrative expenses.........    17,611     16,833       5,947       5,876
Amortization expense.............       613      1,893         175         531
                                  ---------  ---------  ----------  ----------
  Operating income...............    10,381      8,546       3,146       3,089
Other expenses (income)
  Interest income................      (962)      (827)       (249)       (275)
  Interest expense...............     6,902      6,938       2,258       2,346
                                  ---------  ---------  ----------  ----------
Income before income taxes.......     4,441      2,435       1,137       1,018
Provision for income taxes.......     1,741        915         445         387
                                  ---------  ---------  ----------  ----------
Net income....................... $   2,700  $   1,520  $      692  $      631
                                  =========  =========  ==========  ==========


   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

                  For the Nine Months Ended September 30, 1999
                        (in thousands except share data)
                                  (Unaudited)

                                                                      Total
                                               Common  Retained   Shareholder's
                                               Stock   (Deficit)     Deficit
                                              -------- ---------  -------------
Balance as of December 31, 1998.............. $        $(29,400)    $(29,400)
  Net income for the nine months ended
   September 30, 1999........................             2,700        2,700
  Redeemable preferred stock unit dividends,
   net of tax of $211........................              (335)        (335)
  Redeemable preferred stock dividends
   (19,952 shares at $7.50 per share)........              (150)        (150)
                                              -------- --------     --------
Balance as of September 30, 1999............. $        $(27,185)    $(27,185)
                                              ======== ========     ========




   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Nine Months Ended September 30, 1999 and 1998
                                 (in thousands)

                                                                1999     1998
                                                               -------  -------
Net cash provided by operating activities..................... $14,719  $ 7,666
                                                               -------  -------
Cash flows from investing activities:
  Business acquired, net of cash..............................  (1,667)     --
  Purchase of property, plant and equipment...................  (1,348)  (2,522)
  Proceeds from sale of assets................................      27      271
  Issuance of notes receivable................................  (4,200)     --
                                                               -------  -------
  Net cash used by investing activities.......................  (7,188)  (2,251)
                                                               -------  -------
Cash flows from financing activities:
  Repayments of long-term debt................................  (3,246)    (232)
                                                               -------  -------
  Net cash used by financing activities.......................  (3,246)    (232)
                                                               -------  -------
Net increase in cash..........................................   4,285    5,183
Cash and cash equivalents at beginning of period..............   9,981    9,337
                                                               -------  -------
Cash and cash equivalents at end of period.................... $14,266  $14,520
                                                               =======  =======




   The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Report Preparation

   The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company's December 31, 1998 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first nine months of 1999 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company's consolidated financial statements included in the annual report on Form 10-K.

2. Inventories

                                                      September 30, December 31,
                                                          1999          1998
                                                      ------------- ------------
                                                            (in thousands)
      Finished goods.................................    $ 9,363      $ 8,465
      Work-in-process................................      2,146        1,635
      Raw materials..................................      5,167        5,822
                                                         -------      -------
                                                          16,676       15,922
      Less excess and obsolete reserve...............      2,300        2,042
                                                         -------      -------
                                                         $14,376      $13,880
                                                         =======      =======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

3. Segment Information

   The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company's method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the nine months ended September 30:

                                                               1999      1998
                                                             --------  --------
                                                              (In thousands)
      Net sales to external customers:
        Manufactured Products..............................  $ 58,083  $ 61,416
        Engineering Services...............................    49,888    57,758
                                                             --------  --------
          Total net sales to external customers............  $107,971  $119,174
                                                             ========  ========
      Net sales to internal customers:
        Manufactured Products..............................  $  2,026  $  1,993
        Engineering Services...............................       199       426
                                                             --------  --------
          Total net sales to internal customers............  $  2,225  $  2,419
                                                             ========  ========
      Total net sales
        Manufactured Products..............................  $ 60,109  $ 63,409
        Engineering Services...............................    50,087    58,184
                                                             --------  --------
          Total net sales..................................   110,196   121,593
      Elimination of net sales to internal customers.......     2,225     2,419
                                                             --------  --------
          Total consolidated net sales.....................  $107,971  $119,174
                                                             ========  ========
      Earnings before interest, taxes and amortization:
        Manufactured Products..............................  $ 10,211  $ 11,389
        Engineering Services...............................     4,383     2,403
                                                             --------  --------
          Total segment earnings before interest, taxes and
           amortization....................................    14,594    13,792
      Corporate expenses before interest, taxes and
       amortization........................................    (3,600)   (3,353)
      Amortization.........................................      (613)   (1,893)
      Interest income......................................       962       827
      Interest expense.....................................    (6,902)   (6,938)
                                                             --------  --------
      Consolidated income before income taxes..............  $  4,441  $  2,435
                                                             ========  ========

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

 Three Months Ended September 30, 1999 Compared to Three Months Ended September 30, 1998

   Net Sales: Net sales for the quarter ended September 30, 1999 decreased $6.7 million, or 15.9%, to $36.0 million from $42.7 million for the corresponding period in 1998. The Engineering Services Segment's sales decreased $4.5 million, or 20.6%, due to the timing and size of projects. For the quarter ended September 30, 1998 the Company had six larger projects with sales in excess of $1.0 million, totalling $12.7 million in sales, compared to four such projects totalling $10.8 million in sales for the quarter ended September 30, 1999. The Manufactured Products Segment's sales decreased $2.2 million, or 10.8%, primarily due to decreased centrifugal dryer sales, powertrain fastener sales and decreased sales of transformers, partially offset by increased steel fabrication sales.

   Gross Profit: Gross profit for the quarter ended September 30, 1999 decreased $0.2 million, or 2.4%, to $9.3 million from $9.5 million for the corresponding period in 1998, primarily as a result of decreased revenues, partially offset by an increase in gross profit margin. As a percentage of net sales, the gross profit increased to 25.8% for the quarter ended September 30, 1999 from 22.2% for the corresponding period in 1998. The increase resulted from the completion of projects with lower than anticipated costs within the Engineering Services Segment.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended September 30, 1999 of $5.9 million approximated the selling, general and administrative expenses of $5.9 million for the corresponding period in 1998. As a percentage of net sales, selling, general and administrative expenses increased from 13.7% for the quarter ended September 30, 1998 to 16.5% for the quarter ended September 30, 1999 due to decreased sales.

   Amortization Expense: Amortization expense of the Company for the quarter ended September 30, 1999 decreased $0.3 million, or 67.0%, to $0.2 million from $0.5 million for the corresponding period in 1998. The decrease was attributable to decreased amortization expense related to non-compete agreements.

   Interest Income: Interest income of the Company for the quarter ended September 30, 1999 of $0.2 million approximated the interest income for the quarter ended September 30, 1998.

   Interest Expense: Interest expense of the Company for the quarter ended September 30, 1999 of $2.3 million approximated the interest expense for the quarter ended September 30, 1998.

   Provision for Income Taxes: Provision for income taxes of the Company for the quarter ended September 30, 1999 of $0.4 million approximated the provision for income taxes for the quarter ended September 30, 1998.

   Net Income: The net income for the Company for the quarter ended September 30, 1999 of $0.7 million was $0.1 million higher than the net income for the quarter ended September 30, 1998 for the reasons discussed above. Net income as a percentage of net sales increased to 1.9% for the quarter ended September 30, 1999 from 1.5% for the corresponding quarter in 1998.

 Nine months ended September 30, 1999 Compared to Nine months ended September 30, 1998

   Net Sales: Net sales for the nine months ended September 30, 1999 decreased $11.2 million, or 9.4%, to $108.0 million from $119.2 million for the corresponding period in 1998. The Engineering Services Segment's sales decreased $7.9 million, or 13.6%, due to the timing and size of projects. For the nine months ended September 30, 1999 the Company had eleven projects with sales in excess of $1.0 million, totalling $37.5 million, compared to eleven such projects, totalling $41.5 million for the nine months ended September 30, 1998. The Engineering Services Segment also had five projects with sales between $500,000 and $1.0 million, totalling $3.9 million for the nine months ended September 30, 1999, compared to six such projects totalling $5.2 million in sales for the nine months ended September 30, 1998. The Manufactured Products Segment's sales decreased $3.3 million, or 5.4%, primarily due to decreased powertrain fastener sales, centrifugal dryers and decreased sales of high voltage equipment, partially offset by increased steel fabrication sales.

   Gross Profit: Gross profit for the nine months ended September 30, 1999 increased $1.3 million, or 4.9%, to $28.6 million from $27.3 million for the corresponding period in 1998. As a percentage of net sales, the gross profit increased to 26.5% for the nine months ended September 30, 1999 from 22.9% for the corresponding period in 1998. The increase was primarily due to a reduction in the cost of sales of approximately $1.6 million due to the settlement of a lawsuit relating to an engineering contract claim. Without the effect of this settlement the gross profit would have decreased $0.3 million primarily due to the decreased sales level, partially offset by higher margins earned on engineering services projects resulting from favorable close outs on completed projects.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the nine months ended September 30, 1999 of $17.6 million represented an increase of $0.8 million, or 4.6%, from $16.8 million for the corresponding period in 1998 primarily due to higher proposal costs within the Engineering Services Segment and higher warranty costs within the Manufactured Products Segment. Selling, general and administrative expenses as a percentage of net sales increased from 14.1% for the nine months ended September 30, 1998 to 16.3% for the corresponding period in 1999 due primarily to decreased sales.

   Amortization Expense: Amortization expense of the Company for the nine months ended September 30, 1999 decreased $1.3 million, or 67.6%, to $0.6 million from $1.9 million for the corresponding period in 1998. The decrease was attributable to decreased amortization expense related to non-compete agreements.

   Interest Income: Interest income of the Company of $1.0 million was $0.2 million, or 16.3%, higher than the interest income of $0.8 million for the nine months ended September 30, 1998. This increase was due to interest received on a lawsuit settlement, partially offset by decreased interest bearing deposits.

   Interest Expense: Interest expense of the Company for the nine months ended September 30, 1999 of $6.9 million approximated the interest expense for the corresponding period in 1998.

   Provision for Income Taxes: Provision for income taxes of the Company for the nine months ended September 30, 1999 increased $0.8 million, or 90.3%, to $1.7 million from $0.9 million for the corresponding period in 1998. The increase in the provision for income taxes was due to higher earnings.

   Net Income: The net income for the Company for the nine months ended September 30, 1999 increased $1.2 million, or 77.6%, to $2.7 million from $1.5 million for the nine months ended September 30, 1998 for the reasons discussed above. Net income as a percentage of net sales increased to 2.5% for the nine months ended September 30, 1999 from 1.3% for the corresponding nine month period in 1998.

Liquidity and Capital Resources

   Net cash provided by operating activities for the nine months ended September 30, 1999 of $14.7 million was generated from net income and non-cash charges, decreased accounts receivable and increased accounts payable and accrued expenses partially offset with funds used to increase other assets. Included in non-cash charges for the nine months ended September 30, 1999 was depreciation of $1.9 million and amortization of $0.6 million, partially offset with pension overfunding income of $0.7 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

   Cash used in investing activities for the nine months ended September 30, 1999 of $7.2 million consisted of notes receivable issued to officers of $4.2 million, $1.3 million for the Company's regular practice of upgrading and maintaining its equipment base and facilities, and $1.7 million net of cash acquired of $0.5 million for the stock acquisiton of Vanco International, Inc. ("Vanco") on September 30, 1999 from Video Display Corporation. Vanco, located in Waukegan, Illinois sources, packages and distributes electronic components.

   Cash used in financing activities for the nine months ended September 30, 1999 totalled $3.2 million, and was attributable to the repurchase of $3.0 million of the Company's long-term debt and the scheduled repayment of notes payable.

   The Company's liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations. The Company may also continue to use its liquidity for the acquisition of businesses or product lines through strategic acquisitions. As part of its overall business strategy the Company regularly evaluates potential acquisition candidates. Based on current and planned operations, the Company believes that funds provided from operations, along with cash on hand, will be adequate to meet its anticipated debt service requirements, working capital needs and capital expenditures. The Company has a credit facility to provide a $20.0 million revolving line of credit, subject to borrowing base limitations. The term of this facility expires in November, 2000. At September 30, 1999, there were no borrowings under the Senior Credit Facility (excluding $4.6 million in outstanding letters of credit).

Backlog

   The Company's backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at September 30, 1999 had increased $8.5 million, or 14.5%, to $67.0 million from $58.5 million at December 31, 1998. A substantial majority of current backlog is expected to be realized in the next twelve months.

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

   In accordance with Phase II, the remediation phase of the Y2K Program, the Company has utilized each operating unit's checklist in monitoring progress towards Y2K readiness. The Company has already replaced computer and related accounting systems which were deemed to be non-compliant and in need of updated software. The Company's Y2K plans call for each operating unit to report its progress towards Y2K readiness to the Company on a periodic basis using this checklist as a guide.

   The Company has completed Phase III, the testing phase, verifying that the affected systems have been properly repaired. During this phase as it was determined that additional repairs were required, such repairs were made, or alternative corrective actions taken.

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

   The Company is currently developing contingency plans in the event that all or portions of the Y2K Program prove to be inadequate in addressing the Y2K issue. The Company is developing these contingency plans for those business areas where contingency plans will be necessary and feasible and expects to to have these contingency plans in place by December 31, 1999. Any contingency plan will be based on its best estimates of numerous factors, which, in turn will be derived by relying on numerous assumptions about future events. However, there can be no assurance that these assumptions or estimates will have been correctly made, or that the Company will have anticipated all relevant factors, or that there will not be a delay in or increased costs associated with the Company's Year 2000 program. Any delay in implementation of the Year 2000 program could affect the Company's Year 2000 readiness. Specific factors that might cause the actual outcome to differ from the projected outcome include, without limitation, the continued availability of personnel trained in the computer programming skills necessary for the remediation of Year 2000 problems, the ability to locate and correct all relevant non-compliant systems, timely and accurate responses by third parties, and the ability to implement interfaces between new systems and systems not being replaced.

Safe Harbor

   Statements herein regarding Year 2000, the Company's ability to address
Year 2000 issues, the Company's estimates regarding the magnitude and impact of Year 2000 issues, the Company's estimate of the total costs of its Year 2000 Program, the Company's ability to meet its liquidity requirements, the Company's acquisition plans and the Company's expected realization of current backlog constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. With respect to estimated costs, management has made assumptions regarding among other things, the costs and timing of the system upgrades necessary to make our internal systems Year 2000 ready and the ability of the Company's vendors, vendees, utilities and municipalities to meet their Year 2000 readiness timetables. Further, statements herein regarding the Company's performance in future periods are subject to risks relating to, deterioration of relationships with, or the loss of material customers or suppliers, possible product liability claims, decreases in demand for the Company's products, and adverse changes in general market and industry conditions. Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company continues to use its reputation in the United States to expand into international markets. In the nine months ended September 30, 1999 approximately 11% of the Company's net sales were attributable to services provided or products sold for use outside the United States, primarily to Poland and Trinidad. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company's historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company's strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company's foreign operations, or expansion thereof, would not have a material adverse effect on the Company's business, financial condition, results of operations and debt service capability.

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

Dated: November 12, 1999

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
 10.1      Credit Agreement dated as of September 24, 1993, as
           Amended and Restated as of Novem- ber 5, 1997, by and
           among Elgin National Industries, Inc., various financial
           institutions, and Bank of America National Trust and
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