Form 10-K405
period 1999-12-31
ELGIN NATIONAL INDUSTRIES INC
filed 2000-03-24
CIK 32346

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

                  For the fiscal year ended December 31, 1999

                                      OR

  [_]      TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                         Commission File No. 333-43523

                        Elgin National Industries, Inc.
            (Exact name of registrant as specified in its charter)

               Delaware                              36-3908410
     (State or other jurisdiction                 (I.R.S. Employer
   of incorporation or organization)             Identification No.)

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

                                     NONE

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SS 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 20, 2000, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant is $0 because all voting stock is held by an affiliate of the registrant.

-------------------------------------------------------------------------------
-------------------------------------------------------------------------------

                        ELGIN NATIONAL INDUSTRIES, INC.
                               Table of Contents

                                                                          Page
Item                                                                     Number
----                                                                     ------


                                     PART I

1.BUSINESS..............................................................    1

2.PROPERTIES............................................................    4

3.LEGAL PROCEEDINGS.....................................................    4

4.SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS...................    5


                                    PART II

5. MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
   MATTERS..............................................................    5

6. SELECTED FINANCIAL DATA..............................................    5

7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
   RESULTS OF OPERATIONS................................................    7

7A. MARKET RISK.........................................................   13

8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA..........................   14

9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
   FINANCIAL DISCLOSURE.................................................   35


                                    PART III

10.DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT...................   35

11.EXECUTIVE COMPENSATION...............................................   36

12.SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT.......   38

13.CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS.......................   39


                                    PART IV

14.EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K.....   40

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

   The Manufactured Products Segment is comprised of Ohio Rod Products Company ("Ohio Rod"), Tabor Machine Company ("Tabor"), Norris Screen and Manufacturing Inc. ("Norris"), Centrifugal and Mechanical Industries ("CMI"), Centrifugal Services, Inc. ("CSI"), Mining Controls, Inc. ("Mining Controls"), Chandler Products ("Chandler"), Clinch River Corporation ("Clinch") and Vanco International, Inc. ("Vanco"). The Engineering Services Segment is comprised of Roberts & Schaefer Company ("R&S") and Soros Associates, Inc. ("Soros").

Manufactured Products Segment

   The Manufactured Products Segment, through its nine business units, manufactures and markets products used primarily in the industrial equipment, durable goods, mining, mineral processing and electric utility industries. The businesses within the Manufactured Products Segment consist of original equipment manufacturers ("OEM"), suppliers of after-market parts and services and manufacturers of components used by original equipment manufacturers. These businesses have supplied their customers with quality products and services for an average of over 38 years. Representative end-users of the products of the Manufactured Products Segment include Consolidation Coal, General Electric, Mack Truck, American Electric Power and R B & W Logistics. The Manufactured Products Segment has a broad and diverse customer base, with no single customer accounting for more than 5% of the Segment's sales in 1999.

   The Manufactured Products Segment products primarily include specialty fasteners, various types of centrifuges, incline and horizontal vibrating screen systems of varying sizes and capacities, specialty high and low voltage electrical power distribution equipment, electrical switch gear equipment, power factor control and harmonic correction equipment, underground lighting and electrical connectors and custom fabrication. The Manufactured Products Segment also sells after-market parts and services.

   Net sales for the Manufactured Products Segment for the year ended December 31, 1999, were $77.3 million. Products are sold through in-house sales personnel, as well as independent sales representatives, supported by engineer and technical services support personnel.

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

Engineering Services Segment

   The Engineering Services Segment provides design, engineering, procurement and construction management services principally to the mining, mineral processing, electric utility and rail and marine transportation industries. Depending upon the needs of the client, these services are provided on either an unbundled (i.e. task-specific) basis or a full project turnkey basis. Historically, the Engineering Services Segment provided its services primarily to the United States coal mining industry. Over the past ten years, the Engineering Services Segment has diversified into markets which include aggregates, industrial minerals, base metals and precious metals. Today, the Engineering Services Segment has a broad, well-balanced customer base within these industries and derived approximately 80% of its net sales from customers outside the coal-mining industry during 1999. Net sales for the Engineering Services Segment for the year ended December 31, 1999 were $73.0 million.

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

   Typical mineral processing facilities designed and built by the Engineering Services Segment include coal preparation plants, gold processing plants, copper processing plants and aggregate and crushed rock processing plants. They also have a special expertise in offshore terminals, involving bulk loading and unloading at open sea. The Engineering Services Segment also designs bulk materials handling systems for coal-fired electric power plants and for handling multiple commodities at rail terminals, storage facilities, marine terminals and ports. These systems consist of loading and uploading equipment to remove the material from or place it into the transportation vehicle (trucks, trains, ships or barges) and multiple conveying systems to move material to or from stockpiles.

   The Engineering Services Segment provides its services, ranging from engineering only services to turnkey project completion, primarily to the mining, mineral processing, electric utility and rail and marine transportation industries, with a diversified customer base including a number of leading domestic and international mining companies, electric utility companies and transportation companies. Engineering only services range in size from under $10,000 to several hundred thousand dollars. The Engineering Services Segment's turnkey services include full project responsibility for the design and construction of mineral processing and bulk material handling facilities. The Engineering Services Segment focuses on turnkey projects of less than $25 million, with most such projects significantly smaller. Total backlog for the Engineering Services Segment at December 31, 1999 was $64.0 million.

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

   The Engineering Services Segment has a broad and diversified customer base, having executed projects in the aggregates, industrial minerals and base metal industries. The Engineering Services Segment has also been successful in further diversifying their markets to include international work. During 1999, approximately 19% of the net sales of the Engineering Services Segment were from international projects.

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

   Primary competitors of the Engineering Services Segment include Watkins Construction Company (coal, limestone and material handling), Industrial Resources, Inc. (coal processing and material handling), and Svedala Industries (coal and limestone handling). Generally, the Engineering Services Segment competes with a large number of specialty engineering firms on the basis of quality of work performed, strength of reputation, responsiveness to customer needs, price and ability to meet deadlines, and the Engineering Services Segment seeks to differentiate itself from its competitors with respect to each of these factors.

Supplies

   The Company acquires substantially all of its raw materials from outside sources. The basic raw materials primarily used in the Manufactured Products Segment are flat sheet metal, coiled wire or rod and various forms of stainless steel materials. Additionally, the Manufactured Products Segment acquires circuit breakers, components, transformer cores, motors drive units and purchased finished goods from outside sources. The Company subcontracts certain fabrication work to other suppliers. The Company is dependent on the ability of such fabrication suppliers for timely delivery, performance and quality specifications. The Engineering Services Segment sources many different types of components in the construction of plant facilities, which in certain cases are sold directly to the Company's customer by the selected supplier. These include equipment such as vibrating screens, centrifuge dryers, flotation units and other finished products. The Company believes there are numerous sources of supply for the different materials used in its operations.

Employees

   As of December 31, 1999, the Company had approximately 650 employees. Approximately 22 employees of the Company at CMI's St. Louis, Missouri facility are represented by District 8 of the International Association of Machinists and Aerospace Workers ("IAM") and are covered by a contract between CMI and the IAM effective from March 1, 1998 through February 28, 2003. Approximately eight employees of TranService, Inc., a wholly owned subsidiary of the Company, are represented by the United Mine Workers of America ("UMWA") and are covered by the National Bituminous Coal Wage Agreement expiring on December 31, 2002. The Company believes that its relations with its employees are generally good.

ITEM 2. PROPERTIES

   The Company and its businesses conduct operations from the following primary facilities:

                                                                     APPROXIMATE
                                                  PRINCIPAL   OWNED/   SQUARE
BUSINESS                          LOCATION        FUNCTION    LEASED   FOOTAGE
--------                     ------------------ ------------- ------ -----------
Elgin....................... Downers Grove, IL  Headquarters  Leased    6,470
Ohio Rod.................... Versailles, IN     Manufacturing  Owned   93,350
Chandler Products........... Euclid, OH         Manufacturing  Owned   88,000
Mining Controls............. Beckley, WV        Manufacturing  Owned   44,925
CMI......................... St. Louis, MO      Manufacturing  Owned   63,295
CSI......................... Raleigh, IL        Manufacturing  Owned   16,166
                                                              Leased   18,245
Tabor....................... Bluefield, WV      Manufacturing  Owned   44,000
Norris...................... Princeton, WV      Manufacturing  Owned   12,700
Clinch River................ Cedar Bluff, VA    Manufacturing  Owned   56,300
Vanco....................... Waukegan, IL       Distribution  Leased   78,000
R & S....................... Chicago, IL &      Office        Leased   16,200
                             Salt Lake City, UT Office        Leased   25,267
Soros....................... Chicago, IL        Office        Leased    5,800

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

   In early 1999 the Company settled a lawsuit relating to an engineering contract claim. The Company received approximately $1.8 million in this settlement. This settlement was reflected in the Company's 1999 financial statements.

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

Environmental

   The Company is subject to a variety of foreign, federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials used in its manufacturing processes. The Company has not historically incurred any material adverse effect on its business, financial condition, results of operations or cash flow as a result of the Company's compliance with U.S. federal, state, provincial, local or foreign environmental laws or regulations or remediation costs. Some risk of environmental liability and other costs is inherent, however, in the nature of the businesses conducted by the Manufactured Products Segment, which have been in operation for an average of over 38 years and have performed little invasive testing at their sites. In addition, businesses previously operated by the Company have been sold. There can be no assurance that future identification of contamination at its current or former sites or at third party-owned sites where waste generated by the Company has been disposed of would not have a material adverse effect on the Company's business, results of operations, financial condition or debt service capability. Any failure by the Company to obtain required permits for, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability. Such liability could have a material adverse effect on the Company's business, financial condition, results of operations and debt service capability.

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

   The ability of the Company to pay dividends is governed by restrictive covenants contained in the indenture governing its publicly-held debt as well as restrictive covenants contained in the Company's senior credit facility. As a result of these restrictive covenants, the Company was limited in the amount of dividends it was allowed to pay on December 31, 1999. The Company did not pay any dividends in the years ended December 31, 1999 and 1998.

ITEM 6. SELECTED FINANCIAL DATA

   The following table presents selected historical financial information of the Company, as of the dates and for the periods indicated. The historical financial data as of December 31, 1995, 1996, 1997, 1998 and 1999 was derived from the audited consolidated financial statements of the Company. The selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited consolidated financial statements and notes thereto.

                                      Fiscal Year Ended December 31,
                               ------------------------------------------------
                               1995(a)     1996      1997      1998      1999
                               --------  --------  --------  --------  --------
                                          (dollars in thousands)
Statement of Operations Data:
Net sales....................  $126,839  $135,651  $139,615  $156,054  $150,307
Cost of sales................   102,654   100,119   102,744   118,390   110,917
                               --------  --------  --------  --------  --------
  Gross profit...............    24,185    35,532    36,871    37,664    39,390
Selling, general and
 administrative expenses.....    19,891    21,226    21,840    22,100    25,114
Amortization expense.........     3,052     3,085     3,447     2,128       779
                               --------  --------  --------  --------  --------
  Operating income...........     1,242    11,221    11,584    13,436    13,497
Other expenses (income):
 Interest expense, net.......     4,807     3,340     3,471     8,190     7,844
 Gain on the sale of product
  line.......................    (2,520)
                               --------  --------  --------  --------  --------
Income (loss) from continuing
 operations before income
 taxes.......................    (1,045)    7,881     8,113     5,246     5,653
Provision for income taxes...       124     3,191     3,187     2,141     2,519
                               --------  --------  --------  --------  --------
Income (loss) from continuing
 operations..................    (1,169)    4,690     4,926     3,105     3,134
Income from discontinued
 operations, net of income
 taxes (b)...................       876       174       122
                               --------  --------  --------  --------  --------
Income (loss) before
 extraordinary items.........      (293)    4,864     5,048     3,105     3,134
Extraordinary gain (loss) on
 early extinguishment of
 debt, net of income tax (c).                          (582)                380
                               --------  --------  --------  --------  --------
Net income (loss)............  $   (293) $  4,864  $  4,466  $  3,105  $  3,514
                               ========  ========  ========  ========  ========
Other Financial Data:
Gross margin %...............      19.1%     26.2%     26.4%     24.2%     26.2%
Depreciation and amortization
 (d).........................  $  5,497  $  5,382  $  5,569  $  4,417  $  3,149
Capital expenditures (d).....     1,501     1,739     1,974     4,215     2,600
Net cash provided by
 operating activities........       142    17,506     1,008     5,388     7,602
Net cash provided by (used
 in) investing activities....    24,478     1,935    (1,948)   (3,939)   (8,506)
Net cash used in financing
 activities..................   (22,285)  (10,785)     (714)     (805)   (3,376)
Operating Unit Data:
Net Sales:
 Manufactured Products
  Segment....................  $ 74,859  $ 78,952  $ 78,592  $ 82,097  $ 77,312
 Engineering Services
  Segment....................    51,980    56,699    61,023    73,957    72,995
                               --------  --------  --------  --------  --------
  Total Net Sales............  $126,839  $135,651  $139,615  $156,054  $150,307
                               ========  ========  ========  ========  ========
Balance Sheet Data (e):
Cash and cash equivalents....  $  2,335  $ 10,991  $  9,337  $  9,981  $  5,701
Working capital less cash and
 cash equivalents............    16,515     5,129    13,898    15,834     7,140
Property, plant and
 equipment, net..............    14,707    13,741    13,582    15,344    15,754
Total assets.................    95,294    95,914   100,351   103,710   106,704
Total debt...................    37,676    26,891    85,751    85,439    81,059
Redeemable preferred stock
 and redeemable preferred
 stock units.................    32,714    35,380    13,226    14,152    15,080
Stockholder's deficit........    (4,470)   (2,272)  (31,860)  (29,400)  (26,532)

--------
(a) The Company's 1995 performance was adversely affected by a loss of approximately $7.8 million on a single turnkey project of the Engineering Services Segment that was completed in that year, and which resulted in significant operating and control changes in the Engineering Services Segment.
(b) Income from discontinued operations is comprised of earnings of GC Thorsen, Inc. (sold in 1995), American Fastener Corporation (sold in
    1996), along with the associated gain on the sale of those businesses, net of income taxes.
(c) In 1997 the loss on the early extinguishment of debt resulted from the retirement of subordinated debt from proceeds of the Senior Notes and included amortization of the remaining financing costs and a prepayment penalty. In 1999 the gain on early extinguishment of debt resulted from the repurchase of the Company's senior notes net of amortization of related finance costs.
(d) Excludes depreciation, amortization and capital expenditures related to discontinued operations and extraordinary gain or loss.
(e) Includes the balance sheet data of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Elgin owns and operates a diversified group of middle-market industrial manufacturing and engineering services businesses. The Company focuses on operating businesses with leading positions in niche markets, consistent profitability, diverse customer bases, efficient production capabilities and broad product lines serving stable industries. The Company is comprised of eleven business units that are organized into two operating segments. Through its Manufactured Products Segment, Elgin is a leading manufacturer and supplier of custom-designed, highly engineered products used by a wide variety of customers in the industrial equipment, durable goods, mining, mineral processing and electric utility industries. Through its Engineering Services Segment, Elgin provides design, engineering, procurement and construction management services for mineral processing and bulk materials handling systems used in the mining, mineral processing, electric utility and the rail and marine transportation industries.

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

                             Company Consolidated
                             (dollars in millions)

                                      For the Fiscal Year Ended December 31,
                                      -----------------------------------------
                                          1997           1998          1999
                                      -------------  ------------  ------------
Net sales...........................  $139.6  100.0% $156.1 100.0% $150.3 100.0%
Cost of sales.......................   102.7   73.6   118.4  75.8   110.9  73.8
Gross profit........................    36.9   26.4    37.7  24.2    39.4  26.2
Selling, general & administrative
 expenses...........................    21.8   15.6    22.1  14.2    25.1  16.7
Amortization expense................     3.4    2.4     2.1   1.4     0.8   0.5
Operating income....................    11.7    8.4    13.5   8.6    13.5   9.0
Interest expense, net...............     3.5    2.5     8.2   5.2     7.9   5.2
Income from continuing operations
 before income taxes................     8.2    5.9     5.3   3.4     5.6   3.8
Provision for income taxes..........     3.2    2.3     2.2   1.4     2.5   1.7
Income from continuing operations...     5.0    3.6     3.1   2.0     3.1   2.1
Income from discontinued operations,
 net of income taxes................     0.1    0.1
Income before extraordinary item....     5.1    3.7     3.1   2.0     3.1   2.1
Extraordinary item, net of income
 taxes..............................    (0.6)  (0.5)                  0.4   0.2
Net income..........................     4.5    3.2     3.1   2.0     3.5   2.3

                         Manufactured Products Segment
                             (dollars in millions)

                                          For the Fiscal Year Ended December
                                                          31,
                                          -------------------------------------
                                             1997         1998         1999
                                          -----------  -----------  -----------
Net sales................................ $78.6 100.0% $82.1 100.0% $77.3 100.0%
Cost of sales............................  51.5  65.5   54.3  66.2   50.6  65.4
Gross profit.............................  27.1  34.5   27.8  33.8   26.7  34.6

                         Engineering Services Segment
                             (dollars in millions)

                                          For the Fiscal Year Ended December
                                                          31,
                                          -------------------------------------
                                             1997         1998         1999
                                          -----------  -----------  -----------
Net sales................................ $61.0 100.0% $74.0 100.0% $73.0 100.0%
Cost of sales............................  51.3  84.0   64.1  86.6   60.3  82.6
Gross profit.............................   9.7  16.0    9.9  13.4   12.7  17.4

Year Ended December 31, 1999 Compared to Year Ended December 31, 1998

   Net Sales: Net sales for the Manufactured Products Segment for the year ended December 31, 1999 decreased $4.8 million, or 5.8%, to $77.3 million from $82.1 million for the corresponding period in 1998. Decreased sales of powertrain fasteners, centrifugal dryers, high voltage equipment and industrial capital equipment were partially offset with increased steel fabrication sales.

   Net sales for the Engineering Services Segment for the year ended December 31, 1999 decreased $1.0 million, or 1.3%, to $73.0 million from $74.0 million for the corresponding period in 1998 due primarily to decreased sales of smaller engineering jobs with sales less than $1.0 million. In 1999 the Engineering Services

Segment had $14.5 million in sales from smaller jobs compared to $18.8 million for 1998. This decrease was partially offset with increased sales on larger projects with sales over $1.0 million. For the year ended December 31, 1999, sales of $58.5 million were reported on fifteen larger projects, exceeding sales of $55.2 million reported on sixteen larger projects for the corresponding period in 1998.

   Cost of Sales: Cost of sales for the Manufactured Products Segment for the year ended December 31, 1999 decreased $3.7 million, or 6.9%, to $50.6 million from $54.3 million for the corresponding period in 1998 primarily due to an overall decreased sales level. The Manufactured Products Segment's cost of sales as a percentage of net sales decreased to 65.4% for the year ended December 31, 1999 from 66.2% for the corresponding period in 1998 primarily due to lower costs as a percentage of sales on fastener sales and screen and related parts sales, partially offset with higher costs on centrifugal dryer sales.

   Cost of sales for the Engineering Services Segment for the year ended December 31, 1999 decreased $3.8 million, or 5.8%, to $60.3 million from $64.1 million for the corresponding period in 1998. The cost of sales for the year ended December 31, 1999 included a reduction of approximately $1.6 million due to the favorable settlement of a lawsuit relating to an engineering contract claim. Without the effect of this settlement the cost of sales would have decreased $2.2 million primarily due to favorable closeouts on some larger projects. As a percentage of net sales, the Engineering Services Segment's cost of sales decreased to 82.6% for the year ended December 31, 1999 from 86.6% for the corresponding period in 1998.

   Gross Profit: Gross profit for the Manufactured Products Segment for the year ended December 31, 1999 decreased $1.1 million, or 3.7%, to $26.7 million from $27.8 million for the corresponding period in 1998 due to the decreased sales level, partially offset with lower costs as a percentage of sales. The Manufactured Products Segment's gross profit as a percentage of net sales increased to 34.6% for the year ended December 31, 1999 from 33.8% for the corresponding period in 1998. The increase in the gross profit was primarily due to increased margins on fastener sales and screen and screen parts sales, partially offset with a lower gross profit margin earned on centrifugal dryer sales.

   Gross profit of the Engineering Services Segment for the year ended December 31, 1999 increased $2.8 million, or 27.9%, to $12.7 million from $9.9 million for the corresponding period in 1998 primarily due to a reduction of the cost of sales of $1.6 million due to a settlement of a lawsuit described above and due to higher margins earned on larger projects. As a percentage of net sales, the Engineering Services Segment's gross profit increased to 17.4% for the year ended December 31, 1999 from 13.4% for the corresponding period in 1998.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company of $25.1 million for the year ended December 31, 1999 increased $3.0 million in comparison to $22.1 million for the corresponding period in 1998 primarily due to higher proposal costs, an increased provision for receivables and higher professional fees within the Engineering Services Segment. The Manufactured Products Segment incurred increased warranty costs and higher costs related to the sales efforts of centrifugal dryers. Selling, general and administrative expenses as a percentage of net sales increased to 16.7% for the year ended December 31, 1999 from 14.2% for the corresponding period in 1998 due to decreased net sales.

   Amortization Expense: Amortization expense of the Company for the year ended December 31, 1999 decreased $1.3 million, or 63.4%, to $0.8 million from $2.1 million for the corresponding period in 1998. The decrease in amortization expense resulted from the completion of the non-compete amortization in 1998.

   Operating Income: Operating income of the Company for the year ended December 31, 1999 of $13.5 million approximated the operating income for the corresponding period in 1998 for the reasons discussed above. Operating income as a percentage of net sales increased to 9.0% for the year ended December 31, 1999 from 8.6% for the corresponding period in 1998.

   Interest Income: Interest income of the Company for the year ended December 31, 1999 increased $0.1 million or 11.2%. This increase was due to interest received on a lawsuit settlement described above, partially offset with decreased interest bearing deposits.

   Interest Expense Interest expense of the Company for the year ended December 31, 1999 decreased $0.2 million or 2.4% due to the decreased debt outstanding and a slightly lower interest rate compared to 1998.

   Income from Continuing Operations Before Income Taxes: Income from continuing operations before income taxes for the year ended December 31, 1999 increased $0.3 million, or 7.8%, to $5.6 million from $5.3 million for the corresponding period in 1998 for the reasons discussed above. Income from continuing operations, before income taxes, as a percentage of net sales was 3.8% for the year ended December 31, 1999 compared to 3.4% for the year ended 1998.

   Provision for Income Taxes: Provision for income taxes for the year ended December 31, 1999 increased $0.3 million or 17.7% to $2.5 million from $2.2 million the year ended December 31, 1998. The Company's effective tax rate increased to 44.0% in 1999 from 40.8% in 1998 primarily due to higher foreign and state taxes.

   Income from Continuing Operations: Income from continuing operations of the Company for the year ended December 31, 1999 of $3.1 million approximated income from continuing operations for the corresponding period in 1998 for the reasons discussed above. Income from continuing operations as a percentage of net sales increased to 2.1% for the year ended December 31, 1999 from 2.0% for the corresponding period in 1998.

   Extraordinary Item, Net of Income Taxes: The extraordinary item of $0.4 million for the year ended December 31, 1999 was the gain on the early extinguishment of debt that resulted from the repurchase of $11.1 million in Senior Notes at a discount, partially offset with amortization of the remaining financing costs related to the notes repurchased.

   Net Income: The net income for the Company for the year ended December 31, 1999 increased $0.4 million, or 13.2%, to $3.5 million from $3.1 million for the year ended December 31, 1998 for the reasons discussed above. Net income as a percentage of net sales increased to 2.3% for the year ended December 31, 1999 from 2.0% for the corresponding year ended 1998.

Year Ended December 31, 1998 Compared to Year Ended December 31, 1997

   Net Sales: Net sales for the Manufactured Products Segment for the year ended December 31, 1998 increased $3.5 million, or 4.5%, to $82.1 million from $78.6 million for the corresponding period in 1997. Increased machine sales at CSI and increased specialty fasteners at Ohio Rod were partially offset with decreased steel fabrication sales at Clinch.

   Net sales for the Engineering Services Segment for the year ended December 31, 1998 increased $13.0 million, or 21.2%, to $74.0 million from $61.0 million for the corresponding period in 1997 due primarily to increased size of some larger projects in process. For the year ended December 31, 1998, sales of $55.2 million were reported on sixteen larger projects, exceeding sales of $42.0 million reported on sixteen larger projects for the corresponding period in 1997.

   Cost of Sales: Cost of sales for the Manufacturing Products Segment for the year ended December 31, 1998 increased $2.8 million, or 5.6%, to $54.3 million from $51.5 million for the corresponding period in 1997 primarily due to an overall increased sales level and increased costs of steel fabrication, partially offset by improved operating efficiencies at CSI and Chandler due to their increased sales level. The Manufactured Products Segment's cost of sales as a percentage of net sales increased to 66.2% for the year ended December 31, 1998 from 65.5% for the corresponding period in 1997.

   Cost of sales for the Engineering Services Segment for the year ended December 31, 1998 increased $12.8 million, or 24.9%, to $64.1 million from $51.3 million for the corresponding period in 1997 primarily due to the increased sales level. As a percentage of net sales, the Engineering Services Segment's cost of sales increased to 86.6% for the year ended December 31, 1998 from 84.0% for the corresponding period in 1997 due to increased costs on the larger projects in 1998.

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

   Interest Income: Interest income of the Company for the year ended December 31, 1998 increased $0.6 million, or 113.9% from the prior year to $1.1 million due to a higher balance of interest bearing deposits.

   Interest Expense: Interest expense of the Company for the year ended December 31, 1998 increased $5.3 million, or 133.1%, from the prior year to $9.3 million. The increased interest expense was due to the issuance of the $85.0 million 11% Senior Notes in November, 1997. The increased interest expense was partially offset by a lower interest rate compared to 1997.

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

   Provision for Income Taxes: Provision for income taxes decreased to $2.2 million for the year ended December 31, 1998 from $3.2 million for the year ended December 31, 1997. Taxes decreased in 1998 due to a lower earnings level. Company's effective tax rate increased to 40.8% in 1998 from 39.3% in 1997.

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

Liquidity and Capital Resources

   Net cash provided by operating activities for the year ended December 31, 1999 was $7.6 million, due primarily to $6.3 million generated from net income and non-cash charges. There was also $1.3 million net cash provided by operating assets and liabilities. Cash flows from operations for any specific period are often materially affected by the timing and amounts of payments on contracts of the Engineering Services Segment, and the timing of payments by such Segment for products and services.

   Cash used in investing activities for the year ended December 31, 1999 of $8.5 million consisted of $2.6 million for capital expenditures in accordance with the Company's regular practice of upgrading and maintaining its equipment base and facilities, notes receivable issued to officers of $4.2 million, and $1.7 million net of cash acquired of $0.5 million for the stock acquisition of Vanco International, Inc. ("Vanco") on September 30, 1999 from Video Display Corporation. Vanco, located in Waukegan, Illinois sources, packages and distributes product in primarily three markets--electronic OEM, electronic distributors/dealers and sound audio and CB distributors/dealers.

   Cash used in financing activities for 1999 of $3.4 million included $10.1 for the repurchase of Senior Notes and $0.3 million of scheduled debt repayments, partially offset with $7.0 million in borrowings on the Company's Senior Credit Facility.

   The Company's liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations. Based on current and planned operations the Company believes that funds provided by operations, along with cash on hand, will be adequate to meet its anticipated debt service requirements, working capital needs and capital expenditures. The Company has a Senior Credit Facility to provide a $20.0 million revolving line of credit, subject to borrowing base limitations. The term is for a three-year period which expires on November 5, 2000. At December 31, 1999, there were $7.0 million of borrowings under the Senior Credit Facility (excluding $3.8 million in outstanding letters of credit and excluding payment and performance bonds).

Backlog

   The Company's backlog consists primarily of that portion of contracts for the Engineering Services Segment that have been awarded but not performed and also includes open orders for the Manufactured Products Segment. Backlog at December 31, 1999 was $72.7 million. Approximately $8.7 million relates to the Manufactured Products Segment, with the remainder relating to the Engineering Services Segment. Within the Engineering Services Segment's backlog at December 31, 1999, $13.1 million relates to the engineering and procurement of a limestone preparation system, $8.2 million relates to the engineering and procurement of an unloading and blending facility, and $7.9 million relates to the engineering, procurement of a crushing facility. A majority of the current backlog is expected to be realized within the next twelve months.

Year 2000

   In prior years, the Company discussed the nature and progress of its plans to become Year 2000 ready. In late 1999, the Company completed its remediation and testing of systems. The Company has experienced no significant disruptions in mission critical information technology and non-information technology systems and believes those systems successfully responded to the Year 2000 date change. The cost of the Year 2000 readiness program was approximately $0.4 million. The Company is not aware of any material problems resulting from Year 2000 issues, either with its products, its internal systems, or the products and services of third parties. The Company will continue to monitor its mission critical computer applications and those of suppliers and venders throughout the year 2000 to ensure that any latent Year 2000 matters that may arise are addressed promptly.

Inflation

   Historically, general inflation has had only a minor affect on the operations of the Company and its internal and external sources for liquidity and working capital, and the Company has generally been able to increase prices to reflect cost increases.

Safe Harbor

   Statements herein regarding the Company's ability to meet its liquidity requirements and the anticipated benefits from the Company's capital expenditures, and the Company's expected realization of current backlog constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Further, statements herein regarding the Company's performance in future periods are subject to risks relating to, deterioration of relationships with, or the loss of material customers or suppliers, possible product liability claims, decreases in demand for the Company's products, and adverse changes in general market and industry conditions. Management believes these forward looking statements are reasonable; however, undue reliance should not be placed on such forward looking statements, which are based on current expectations.

ITEM 7A. MARKET RISK

   In 1999, approximately 13% of the Company's net sales were attributable to products sold or services provided outside of the United States. In 1999, the majority of the Company's foreign sales were to Poland, Trinidad, and Egypt. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party in the transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements of Elgin National Industries, Inc.

                                                                          Page
                                                                          ----
Report of Independent Accountants--Ernst and Young, L.L.P................  15

Report of Independent Accountants--PricewaterhouseCoopers L.L.P..........  16

Consolidated Balance Sheets as of December 31, 1999 and December 31,
 1998....................................................................  17

Consolidated Statements of Income for the years ended December 31, 1999,
 1998 and 1997...........................................................  18

Consolidated Statements of Changes in Common Stockholder's Deficit for
 the years ended December 31, 1999, 1998 and 1997 .......................  19

Consolidated Statements of Cash Flows for the years ended December 31,
 1999, 1998 and 1997.....................................................  20

Notes to Consolidated Financial Statements...............................  21

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder
Elgin National Industries, Inc.

   We have audited the balance sheets of Elgin National Industries, Inc. and Subsidiary Companies as of December 31, 1999 and 1998, and the related consolidated statements of income, changes in common stockholder's deficit and cash flows for the years then ended. Our audit also included the financial schedule listed in the index at Item 14(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

   We conducted our audits in accordance with auditing standards generally accepted in the United States. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elgin National Industries, Inc. and Subsidiary Companies as of December 31, 1999 and 1998 and the consolidated results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic statements, taken as a whole, presents fairly in all material respects the information set therein.

                                          Ernst & Young LLP

Chicago, Illinois
March 3, 2000

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholders
Elgin National Industries, Inc.

   In our opinion, the consolidated statements of income, stockholder's deficit and cash flows for the year ended December 31, 1997 present fairly, in all material respects, the results of operations and cash flows of Elgin National Industries, Inc. and Subsidiary Companies for the year ended December 31, 1997, in conformity with generally accepted accounting principles. These financial statements are the responsibility of the Company's management; our responsibility is to express an opinion on these financial statements based on our audit. We conducted our audit of these statements in accordance with generally accepted auditing standards which require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, and evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for the opinion expressed above. We have not audited the consolidated financial statements of Elgin National Industries, Inc. and Subsidiary Companies for any period subsequent to December 31, 1997.

Pricewaterhouse Coopers
Chicago, Illinois
March 3, 2000

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                           December 31, 1999 and 1998
                        (in thousands except share data)

                          Assets                              1999      1998
                          ------                            --------  --------
Current assets:
  Cash and cash equivalents................................ $  5,701  $  9,981
  Accounts receivable, net.................................   27,425    27,389
  Inventories, net.........................................   14,492    13,880
  Prepaid expenses and other assets........................      891     1,318
  Deferred income taxes....................................    3,322     2,811
                                                            --------  --------
    Total current assets...................................   51,831    55,379
Property, plant and equipment, net.........................   15,754    15,344
Loans receivable to related parties........................    7,833     3,633
Other assets...............................................   23,686    21,067
Goodwill and intangibles...................................    7,600     8,287
                                                            --------  --------
    Total assets........................................... $106,704  $103,710
                                                            ========  ========
       Liabilities and Common Stockholder's Deficit
       --------------------------------------------
Current liabilities:
  Current portion of long-term debt........................ $  7,109  $    330
  Accounts payable.........................................   21,074    18,402
  Accrued expenses.........................................   10,807    10,832
                                                            --------  --------
    Total current liabilities..............................   38,990    29,564
Long-term debt less current portion........................   73,950    85,109
Other liabilities..........................................    2,194     1,728
Deferred income taxes......................................    3,022     2,557
                                                            --------  --------
    Total liabilities......................................  118,156   118,958
                                                            --------  --------
Redeemable preferred stock units...........................   11,834    11,106
                                                            --------  --------
Redeemable preferred stock.................................    3,246     3,046
                                                            --------  --------
Common stockholder's deficit:
  Common stock, Class A par value $.01 per share;
   authorized 23,678 shares; 6,408 issued and outstanding
   as of December 31, 1999 and 1998
  Retained deficit.........................................  (26,532)  (29,400)
                                                            --------  --------
    Total common stockholder's deficit.....................  (26,532)  (29,400)
                                                            --------  --------
    Total liabilities and stockholder's deficit............ $106,704  $103,710
                                                            ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                     1999      1998      1997
                                                   --------  --------  --------
Net sales........................................  $150,307  $156,054  $139,615
Cost of sales....................................   110,917   118,390   102,744
                                                   --------  --------  --------
    Gross profit.................................    39,390    37,664    36,871
Selling, general and administrative expenses.....    25,114    22,100    21,840
Amortization expense.............................       779     2,128     3,447
                                                   --------  --------  --------
    Operating income.............................    13,497    13,436    11,584
Other expenses (income)
  Interest income................................    (1,215)   (1,093)     (511)
  Interest expense...............................     9,059     9,283     3,982
                                                   --------  --------  --------
Income from continuing operations before income
 taxes...........................................     5,653     5,246     8,113
Provision for income taxes.......................     2,519     2,141     3,187
                                                   --------  --------  --------
Income from continuing operations................     3,134     3,105     4,926
Discontinued operations
  Gain on sale of discontinued operations (less
   applicable income taxes of $78)...............                           122
                                                   --------  --------  --------
Income before extraordinary item.................     3,134     3,105     5,048
                                                   --------  --------  --------
Extraordinary gain (loss) on early extinguishment
 of debt, net of tax of $239, $0 and $(366),
 respectively....................................       380                (582)
                                                   --------  --------  --------
Net income.......................................  $  3,514  $  3,105  $  4,466
                                                   ========  ========  ========



   The accompanying notes are an integral part of the consolidated financial statements.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S DEFICIT

              For the Years Ended December 31, 1999, 1998 and 1997
                        (in thousands except share data)

                                                                        Total
                                                  Common Retained   Stockholder's
                                                  Stock  (Deficit)     Deficit
                                                  ------ ---------  -------------
Balance as of December 31, 1996.................   $     $ (3,791)    $ (3,791)
Net income for the year ended December 31, 1997.            4,466        4,466
Redeemable preferred stock dividends (173,946
 shares at $8.47 per share; 19,952 shares at
 $10.00 per share)..............................           (1,672)      (1,672)
Redeemable preferred stock unit dividend
 equivalent.....................................             (727)        (727)
Repurchase Class B and C common stock...........          (30,136)     (30,136)
                                                   ---   --------     --------
Balance as of December 31, 1997.................          (31,860)     (31,860)
                                                   ---   --------     --------
Net income for the year ended December 31, 1998.            3,105        3,105
Redeemable preferred stock dividends (19,952
 shares at $10.00 per share)....................             (199)        (199)
Redeemable preferred stock unit dividend
 equivalent, net of tax of $281.................             (446)        (446)
                                                   ---   --------     --------
Balance as of December 31, 1998.................          (29,400)     (29,400)
                                                   ---   --------     --------
Net income for the year ended December 31, 1999.            3,514        3,514
Redeemable preferred stock dividends (19,952
 shares at $10.00 per share)....................             (200)        (200)
Redeemable preferred stock unit dividend
 equivalent, net of tax of $281.................             (446)        (446)
                                                   ---   --------     --------
Balance as of December 31, 1999.................   $     $(26,532)    $(26,532)
                                                   ===   ========     ========




   The accompanying notes are an integral part of the consolidated financial statements.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Years Ended December 31, 1999, 1998 and 1997
                                 (in thousands)

                                                     1999     1998      1997
                                                    -------  -------  --------
Cash flows from operating activities:
  Net income....................................... $ 3,514  $ 3,105  $  4,466
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation...................................   2,370    2,289     2,122
    Amortization...................................     779    2,128     4,095
    Provision (benefit) for deferred income taxes..     235     (234)
    Provision for doubtful accounts and notes
     receivable....................................     907       95       111
    Provision for inventories......................     332      570       419
    Gain on sale of American Fastener Corporation..                       (200)
    Gain on the early retirement of debt...........    (619)
    Income from pension overfunding................  (1,174)  (1,125)     (757)
    Gain on the disposal of assets.................     (20)    (112)      (16)
  Changes in assets and liabilities:
    Accounts receivable............................      54     (129)   (7,578)
    Inventories....................................     (50)    (953)   (1,015)
    Prepaid expenses and other assets..............  (1,766)     169    (2,393)
    Accounts payable, accrued expenses, and other
     liabilities...................................   3,040     (415)    1,754
                                                    -------  -------  --------
      Net cash provided by operating activities....   7,602    5,388     1,008
                                                    -------  -------  --------
Cash flows from investing activities:
  Proceeds from the sale of assets.................      41      276        26
  Purchase of property, plant and equipment........  (2,600)  (4,215)   (1,974)
  Issuance of notes receivable to related parties..  (4,200)
  Business acquired, net of cash...................  (1,747)
                                                    -------  -------  --------
      Net cash used by investing activities........  (8,506)  (3,939)   (1,948)
                                                    -------  -------  --------
Cash flows from financing activities:
  Repurchase of redeemable preferred stock.........                    (24,553)
  Repurchase of common stock.......................                    (31,655)
  Debt issuance costs..............................             (493)   (3,366)
  Borrowings on long-term debt.....................   7,000             85,000
  Repayments of long-term debt..................... (10,376)    (312)  (26,140)
                                                    -------  -------  --------
      Net cash used in financing activities........  (3,376)    (805)     (714)
                                                    -------  -------  --------
Net (decrease) increase in cash....................  (4,280)     644    (1,654)
Cash and cash equivalents at beginning of period...   9,981    9,337    10,991
                                                    -------  -------  --------
Cash and cash equivalents at end of period......... $ 5,701  $ 9,981  $  9,337
                                                    =======  =======  ========


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

 (c) Revenue Recognition

   Revenues earned through manufactured products are recognized upon shipment to the customer. Revenues earned through engineering services are recognized on the percentage-of-completion method measured by comparing costs incurred to date with total estimated costs on each project. The lengths of the Company's construction contracts vary, but are typically longer than one year. However, in accordance with industry

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES practice, contract-related assets and liabilities are classified as current in the accompanying consolidated balance sheets. Contract costs include direct material and engineering costs along with indirect costs related to contract performance. Favorable adjustments to these cost estimates are made and recognized in income over the remaining contract period. Unfavorable adjustments are recorded as soon as they are apparent. Estimated losses on uncompleted contracts are provided in full within the period in which such losses are determinable.

 (d) Accounts Receivable

   Credit evaluations of customers are ongoing and collateral, or other security is generally not required on accounts receivable. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential credit losses.

 (e) Inventories

   Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) and the average cost bases.

 (f) Property, Plant and Equipment

   Property, plant and equipment are stated at cost. Depreciation is computed principally using the straight-line and double declining-balance methods over the estimated useful lives of the related assets which range from 3 to 30 years. Maintenance and repair costs are charged to earnings as incurred. Costs of major improvements are capitalized.

 (g) Goodwill and Intangibles

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

 (h) Income Taxes

   Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at December 31, 1999 and 1998 based on tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

 (i) Cash Equivalents

   The Company considers all highly liquid investments with an original maturity of three months or less to be cash equivalents.

 (j) Fair Value of Financial Instruments

   The following methods and assumptions were used by the Company in estimating its fair value disclosures for financial instruments:

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

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

 (k) Adoption of Accounting Principles

   The Company will implement the provisions of Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which will be effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company.

 (l) Reclassification

   Certain amounts in the 1998 and 1997 financial statements have been reclassified to conform to the 1999 presentation.

4. Accounts Receivable

   Accounts receivable consist of:

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (in thousands)
      Trade accounts........................................... $ 9,558 $10,075
                                                                ------- -------
      Construction contracts:
        Billed.................................................  13,782  13,813
        Costs and estimated earnings in excess of billings on
         contracts.............................................   2,307   1,042
        Retainage due upon completion of contracts.............   2,040   2,619
                                                                ------- -------
                                                                 18,129  17,474
                                                                ------- -------
      Other receivables........................................     399     441
                                                                ------- -------
                                                                 28,086  27,990
      Less allowance for doubtful accounts.....................     661     601
                                                                ------- -------
                                                                $27,425 $27,389
                                                                ======= =======

   Billings exceeded related costs and gross profit recognized on certain contracts by $11,094,000 and $10,126,000 as of December 31, 1999 and 1998,
respectively. These amounts are classified as current liabilities in the accompanying consolidated balance sheets.

   It is estimated that the majority of the retainage due upon completion of contracts at December 31, 1999 will be collected in 2000.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

   A significant portion of the Company's business activity is concentrated within the coal mining industry. Accounts receivable at December 31, 1999 and 1998 from companies within the coal mining industry were $17,306,000 and $10,686,000, respectively.

5. Inventories

   Inventories consist of:

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (in thousands)
      Finished goods........................................... $ 9,177 $ 8,465
      Work-in-process..........................................   1,495   1,635
      Raw materials............................................   5,324   5,822
                                                                ------- -------
                                                                 15,996  15,922
      Less excess and obsolete reserve.........................   1,504   2,042
                                                                ------- -------
                                                                $14,492 $13,880
                                                                ======= =======

6. Property, Plant and Equipment

   Property, plant and equipment, at cost, consist of:

                                                                 December 31,
                                                                ---------------
                                                                 1999    1998
                                                                ------- -------
                                                                (in thousands)
      Land..................................................... $ 1,926 $ 1,817
      Buildings and improvements...............................   7,282   6,286
      Machinery and equipment..................................  19,476  18,279
                                                                ------- -------
                                                                 28,684  26,382
      Less accumulated depreciation............................  12,930  11,038
                                                                ------- -------
                                                                $15,754 $15,344
                                                                ======= =======

   Depreciation expense for the years ended December 31, 1999, 1998 and 1997 was $2,370,000, $2,289,000 and $2,122,000, respectively.

7. Goodwill and Intangibles

   The components of goodwill and intangibles are as follows:

                                                                  December 31,
                                                                  -------------
                                                                   1999   1998
                                                                  ------ ------
                                                                       (in
                                                                   thousands)
      Goodwill................................................... $7,759 $7,363
      Financing and acquisition costs............................  4,192  4,112
                                                                  ------ ------
                                                                  11,951 11,475
      Less accumulated amortization..............................  4,351  3,188
                                                                  ------ ------
                                                                  $7,600 $8,287
                                                                  ====== ======

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

   Amortization expense, including amounts related to the early extinguishment of debt, was $1,164,000, $2,128,000 and $4,095,000, for the years ended
December 31, 1999, 1998 and 1997, respectively.

8. Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of:

                                                                December 31,
                                                               ---------------
                                                                1999    1998
                                                               ------- -------
                                                               (in thousands)
      Accounts payable--trade................................. $ 9,596 $ 7,918
      Accounts payable--other.................................     384     358
      Billings on contracts in excess of costs and gross
       profit recognized                                        11,094  10,126
      Accrued payroll and commissions.........................   3,229   3,348
      Other accruals..........................................   7,578   7,484
                                                               ------- -------
                                                               $31,881 $29,234
                                                               ======= =======

9. Income Taxes

   The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset of which their approximate tax effect are as follows:

                                                                December 31,
                                                                --------------
                                                                 1999    1998
                                                                ------  ------
                                                                     (in
                                                                 thousands)
      Accounts receivable...................................... $  209  $ (272)
      Inventories..............................................    540     818
      Accrued expenses.........................................  2,302   1,867
      Intangibles..............................................  1,935   2,176
      Redeemable preferred stock units.........................  3,927   3,555
      State net operating loss carry forward...................    271     398
                                                                ------  ------
          Total deferred tax asset.............................  9,184   8,542
                                                                ------  ------
      Prepaid pension.......................................... (8,145) (7,693)
      Property plant & equipment...............................   (739)   (595)
                                                                ------  ------
          Total deferred tax liability......................... (8,884) (8,288)
                                                                ------  ------
      Net deferred tax asset .................................. $  300  $  254
                                                                ======  ======

   The components of the provision (benefit) for income taxes are:

                                                          Years Ended December
                                                                  31,
                                                          ----------------------
                                                           1999    1998    1997
                                                          ------  ------  ------
                                                             (in thousands)
      Current
        Federal.......................................... $2,133  $2,015  $2,142
        State............................................    468     253     575
        Foreign..........................................    209     107      38
      Deferred
        Federal..........................................    (43)   (192)    118
        State............................................     (9)    (42)     26
                                                          ------  ------  ------
                                                          $2,758  $2,141  $2,899
                                                          ======  ======  ======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

   Allocation of the provision for income taxes in the 1999, 1998 and 1997 consolidated statements of income include the following:

                                                          Years Ended December
                                                                  31,
                                                          --------------------
                                                           1999   1998   1997
                                                          ------ ------ ------
                                                             (in thousands)
      Continuing operations.............................. $2,519 $2,141 $3,187
      Discontinued operations--gain on sale of
       discontinued operations...........................                   78
      Extraordinary gain (loss)--tax.....................    239          (366)
                                                          ------ ------ ------
                                                          $2,758 $2,141 $2,899
                                                          ====== ====== ======

   The Company's effective tax rates of 44%, 41% and 39% for the years ended December 31, 1999, 1998 and 1997, respectively, differ from the statutory federal tax rate of 34% as follows:

                                                           Years Ended December
                                                                   31,
                                                           --------------------
                                                            1999   1998   1997
                                                           ------ ------ ------
                                                              (in thousands)
      Income before income taxes.......................... $6,272 $5,246 $7,365
                                                           ====== ====== ======
      Statutory federal income tax........................ $2,133 $1,784 $2,504
      State taxes, net of federal benefit.................    289    167    455
      Foreign sales corporation income tax................     47     45     88
      Other items.........................................    289    145   (148)
                                                           ------ ------ ------
                                                           $2,758 $2,141 $2,899
                                                           ====== ====== ======

   The Company made cash payments for income taxes totalling $2,022,000, $2,307,000 and $3,201,000 during the years ended December 31, 1999, 1998 and 1997, respectively.

10. Long-Term Debt

   Long-term debt consists of:

                                      Interest Rate at           December 31,
                                        December 31,   Year of  ---------------
      Type of Issue                         1999       Maturity  1999    1998
      -------------                   ---------------- -------- ------- -------
                                                                (in thousands)
      Fixed rate:
        Senior notes.................      11.00%        2007   $73,950 $85,000
        Notes payable................       6.00%        2000       109     439
      Variable rate:
        Revolver loan................       8.00%        2000     7,000
                                                                ------- -------
      Total long-term debt...........                            81,059  85,439
      Less current maturities........                             7,109     330
                                                                ------- -------
      Total non-current long-term
       debt..........................                           $73,950 $85,109
                                                                ======= =======

   Under the terms of the Bank Credit Agreement, the revolver loan has a borrowing capacity of up to $20,000,000 (less any outstanding letters of credit) based upon a monthly variable borrowing base. At December 31, 1999, the Company's available borrowing base of $15,896,000 less their outstanding letters of credit of

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

$3,760,000 resulted in an available portion of the revolving credit facility of $12,136,000, of which $7,000,000 was outstanding. The revolver interest was at either (a) the greater of Federal Funds Rate plus 0.5% or the bank's reference rate, or (b) LIBOR plus 1.5%. A commitment fee of 3/10% per annum on unused borrowable money under the revolving loan and a 1.5% per annum fee for outstanding letters of credit is payable to the bank quarterly.

   The Company's accounts receivable and inventory are pledged under the terms of the Bank Credit Agreement.

   The Bank Credit Agreement contains certain restrictive covenants, which, among other things, limit the amount of indebtedness, limit the payment of dividends and require the maintenance of certain financial ratios.

   Annual principal payments on long-term debt at December 31, 1999 were as follows (in thousands):

                                                Senior   Notes  Revolver
                                                 Notes  payable   loan    Total
                                                ------- ------- -------- -------
      2000.....................................          $109    $7,000  $ 7,109
      2001.....................................
      2002.....................................
      2003.....................................
      2004.....................................
      2005 and thereafter...................... $73,950                   73,950
                                                -------  ----    ------  -------
                                                $73,950  $109    $7,000  $81,059
                                                =======  ====    ======  =======


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

   In 1999 the Company repurchased $11,050,000 of the senior notes at a discount of $1,004,000. The gain on early extinguishment of debt is reduced by the amortization of financing costs of $385,000, and is shown net of tax.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

   The Company's interest expense for the years ended December 31, 1999, 1998 and 1997 was $9,059,000, $9,283,000 and $4,282,000, respectively. The Company made cash payments for interest totalling $9,218,000, $9,283,000 and $2,964,000, respectively, during 1999, 1998 and 1997.

   The weighted average interest rate on short term borrowings for 1999 was 7.97%.

   Based upon the Company's ability to obtain financing under similar terms, the estimated fair value of the Company's long-term debt including the current portion was $66,269,000, and $86,289,000 at December 31, 1999 and December 31, 1998, respectively.

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

   The Company had accrued dividend equivalent amounts equal to $4,560,000 and $3,832,000 at December 31, 1999 and 1998, respectively. The redeemable preferred stock units accrue at 10% per annum. Principal and accrued dividend equivalent amounts were $11,834,000 and $11,106,000 at December 31, 1999 and 1998, respectively, and will be paid in tandem with the Company's redeemable preferred stock dividend and redemption payments.

12. Redeemable Preferred Stock

   The Company has 550,000 shares of $1.00 par value redeemable preferred stock authorized with 19,952 shares issued and outstanding at December 31, 1999. The redeemable preferred stock is mandatorily redeemable at $100 per share totalling $1,995,000 for all shares currently outstanding, plus all accrued and unpaid dividends thereon on December 31, 2007 or upon the occurrence of a qualified public offering or other sale of the Company.

   The redeemable preferred stock has a preferential liquidation value of $100 per share and accrues cumulative preferred dividends at 10% per annum of the liquidation value. Dividends accrue cumulatively at a rate of 10% per annum. Redeemable preferred stock has no voting rights.

   The Company had accrued dividends of $1,251,000 and $1,051,000 as of December 31, 1999 and 1998, respectively.

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

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

   The change in the benefit obligation is as follows for the years ended December 31:

                                                                1999     1998
                                                               -------  -------
                                                               (in thousands)
      Projected benefit obligation at beginning of year....... $21,926  $18,203
      Service cost--benefits earned during the period.........   1,106      916
      Interest cost on projected benefit obligation...........   1,231    1,181
      Actuarial (gains) losses................................  (2,041)   4,074
      Benefit payments........................................  (2,155)  (2,448)
                                                               -------  -------
      Projected benefit obligation at end of year............. $20,067  $21,926
                                                               -------  -------

   The change in plan assets is as follows for the years ended December 31:

                                                                1999     1998
                                                               -------  -------
                                                               (in thousands)
      Fair value of plan assets at beginning of year.......... $43,051  $39,858
      Actual return on plan assets............................   5,869    5,641
      Employer contributions..................................
      Benefit payments........................................  (2,155)  (2,448)
                                                               -------  -------
      Fair value of plan assets at end of year................ $46,765  $43,051
                                                               -------  -------

                                                              1999     1998
                                                             -------  -------
                                                             (in thousands)
      Plan assets in excess of projected benefit
       obligations.......................................... $22,929  $21,125
      Unrecognized amounts:
        Prior service cost..................................    (127)      91
        Net gain............................................  (3,006)  (2,097)
                                                             -------  -------
      Prepaid pension cost.................................. $19,796  $19,119
                                                             -------  -------

   Prepaid pension cost included in other assets at December 31, 1999 and 1998, was $21,090,000 and $19,916,000, respectively. Pension costs included in other liabilities at December 31, 1999 and 1998, was $1,294,000 and $797,000, respectively.

   At December 31, 1999 and 1998, respectively, the Company's SERP projected benefit obligation of $1,731,000 and $1,437,000 was not funded.

   Weighted average assumptions as of December 31:

                                                                     1999  1998
                                                                     ----  ----
      Settlement rate............................................... 6.25% 5.75%
      Long term rate of return on assets............................ 9.00  9.00
      Rate of compensation increase................................. 5.50  5.50

   Components of net periodic pension cost are as follows for the years ended:

                                                         1999    1998    1997
                                                        ------  ------  ------
                                                           (in thousands)
      Service cost--benefits earned during the period.  $1,106  $  916  $  809
      Interest cost on projected benefit obligation...   1,231   1,181   1,127
      Expected return on assets.......................  (3,316) (2,899) (2,403)
      Net amortization of prior service cost..........     218      (6)    (11)
      Net amortization of prior losses................      84
                                                        ------  ------  ------
      Net periodic pension benefit....................  $ (677) $ (808) $ (478)
                                                        ------  ------  ------

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

   In addition the Company makes contributions to a union-administered pension plan for certain employees who do not participate in the Company's pension plan. The Company's aggregate expense for these plans for the years ended December 31, 1999, 1998 and 1997 was $49,000, $56,000 and $55,000,
respectively.

   The Company has a combined 401(k) employee savings and profit sharing plan for all eligible, full time non-union employees. Contributions to the plan are based upon management's discretion. The Company's aggregate expense for these plans for the years ended December 31, 1999, 1998 and 1997 was $1,036,000, $1,266,000 and $1,325,000, respectively.

   In addition the Company established during 1995 a non-qualified profit sharing plan for certain employees whose 401(k) benefits were also limited to the Omnibus Budget Reconciliation Act of 1993, the Employee Retirement Income Security Act and the Uruguay Round General Agreement on Tariffs and Trade ("GATT"). The Company's expense for this plan in 1999, 1998 and 1997 was $12,000, $37,000 and $77,000, respectively.

14. Leases

   The Company has entered into noncancellable operating leases, primarily for office space, vehicles and equipment, that have initial or remaining terms of more than one year.

   Future minimum annual rental expenditures are as follows:

      Year                                                        (in thousands)
      ----                                                        --------------
      2000.......................................................     $1,450
      2001.......................................................      1,172
      2002.......................................................        817
      2003.......................................................        678
      2004.......................................................        624
      2005 and thereafter........................................        702
                                                                      ------
                                                                      $5,443
                                                                      ======

   Rental expense for the twelve months ended December 31, 1999, 1998 and 1997 was $1,634,000, $1,453,000 and $1,422,000, respectively.

15. Related Party Transactions

   At December 31, 1999 and 1998, the Company had the following outstanding notes receivable and note payable with related parties:

     (I) Two notes receivable from a limited partnership owned by an officer with principal due on each in the amount of $1,000,000 in December, 2007. Prepayment is required if the value to be paid under the redeemable preferred stock units at the time of payment is less than the aggregate amount of the principal and interest outstanding. Interest accrues at 5.35% and 6.31%, respectively, and is payable at the earlier of prepayment or maturity. Interest earned for the years ended December 31, 1999, 1998 and 1997 was $117,000, $117,000 and $55,000, respectively.

     (II) Notes receivable from certain officers in the total principal amount of $1,033,000, $600,000 and $4,200,000 due in December, 2007.
  Interest accrues at 6.42%, 6.31% and 5.37%, respectively, per annum. Interest earned was $217,000, $104,000, and $55,000, respectively, for the years ended December 31, 1999, 1998 and 1997.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

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

   In early 1999 the Company settled a lawsuit relating to an engineering contract claim. The Company received approximately $1.8 million in this settlement. This settlement was reflected in the Company's 1999 financial statements.

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

                                                     1999      1998      1997
                                                   --------  --------  --------
                                                         (In thousands)
Net sales to external customers:
  Manufactured Products..........................  $ 77,312  $ 82,097  $ 78,592
  Engineering Services...........................    72,995    73,957    61,023
                                                   --------  --------  --------
    Total net sales to external customers........  $150,307  $156,054  $139,615
                                                   ========  ========  ========
Net sales to internal customers:
  Manufactured Products..........................  $  2,638  $  2,634  $  2,891
  Engineering Services...........................       225       656       941
                                                   --------  --------  --------
    Total net sales to internal customers........  $  2,863  $  3,290  $  3,832
                                                   ========  ========  ========
Total net sales:
  Manufactured Products..........................  $ 79,950  $ 84,731  $ 81,483
  Engineering Services...........................    73,220    74,613    61,964
                                                   --------  --------  --------
    Total net sales..............................   153,170   159,344   143,447
    Elimination of net sales to internal
     customers...................................     2,863     3,290     3,832
                                                   --------  --------  --------
    Total consolidated net sales.................  $150,307  $156,054  $139,615
                                                   ========  ========  ========
Earnings before interest, taxes and amortization:
  Manufactured Products..........................  $ 14,305  $ 16,045  $ 15,537
  Engineering Services...........................     4,785     3,907     4,282
                                                   --------  --------  --------
    Total segment earnings before interest, taxes
     and amortization............................    19,090    19,952    19,819
Amortization.....................................      (779)   (2,128)   (3,447)
Interest income..................................     1,215     1,093       511
Interest expense.................................    (9,059)   (9,283)   (3,982)
Corporate expenses before interest, taxes and
 amortization....................................    (4,814)   (4,388)   (4,788)
                                                   --------  --------  --------
  Consolidated income from continuing operations
   before income taxes...........................  $  5,653  $  5,246  $  8,113
                                                   ========  ========  ========

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                                         1999     1998    1997
                                                       -------- -------- ------
Capital expenditures:
  Manufactured Products............................... $  2,056 $  3,821 $1,754
  Engineering Services................................      137      250    218
                                                       -------- -------- ------
    Total segment capital expenditures................    2,193    4,071  1,972
    Corporate.........................................      407      144      2
                                                       -------- -------- ------
    Total capital expenditures........................ $  2,600 $  4,215 $1,974
                                                       ======== ======== ======
Depreciation:
  Manufactured Products............................... $  2,160 $  2,030 $1,846
  Engineering Services................................      184      224    225
                                                       -------- -------- ------
    Total segment depreciation........................    2,344    2,254  2,071
    Corporate.........................................       26       35     51
                                                       -------- -------- ------
    Total depreciation................................ $  2,370 $  2,289 $2,122
                                                       ======== ======== ======
Assets:
  Manufactured Products............................... $ 39,228 $ 37,018
  Engineering Services................................   19,305   17,730
                                                       -------- --------
    Total segment assets..............................   58,533   54,748
    Corporate and other...............................   48,171   48,962
                                                       -------- --------
    Total assets...................................... $106,704 $103,710
                                                       ======== ========

   The following is sales information by geographic area as of and for the years ended December 31:

                                                        1999     1998     1997
                                                      -------- -------- --------
      United States.................................. $131,317 $118,145 $115,466
      Foreign........................................   18,990   37,909   24,149
                                                      -------- -------- --------
                                                      $150,307 $156,054 $139,615
                                                      ======== ======== ========

   Foreign revenue is based on the final destination of merchandise sold. There were no sales to a single foreign country that were material to the consolidated revenues of the Company.

20. Subsidiary Guarantors

   The Company's payment obligations under the Senior Notes and revolver loan are fully and unconditionally guaranteed on a joint and several basis (collectively, "Subsidiary Guarantees") by Tabor Machine Company, Norris Screen and Manufacturing, Inc., TranService, Inc., Mining Controls, Inc., Clinch River Corporation, Centrifugal Services, Inc., Roberts & Schaefer Company, Soros Associates, Inc. and Vanco International, Inc., ("the Guarantors") each a direct, wholly-owned subsidiary of the Company. The following summarized combined financial data illustrates the composition of the combined Guarantors.

                                                                  December 31,
                                                                 ---------------
                                                                  1999    1998
                                                                 ------- -------
                                                                 (in thousands)
      Current assets............................................ $33,538 $31,125
      Noncurrent assets.........................................  11,269  10,251
                                                                 ------- -------
          Total assets.......................................... $44,807 $41,376
                                                                 ======= =======
      Current liabilities....................................... $23,715 $21,585
                                                                 ------- -------
          Total liabilities..................................... $26,501 $23,091
                                                                 ======= =======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                                      Years Ended December 31,
                                                     --------------------------
                                                       1999     1998     1997
                                                     -------- -------- --------
                                                           (in thousands)
      Sales, net.................................... $110,652 $114,888 $101,014
      Gross profit..................................   22,617   20,200   20,334
      Income from continuing operations before
       income taxes.................................    7,193    6,663    6,837
      Net income....................................    2,863    4,073    4,307

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

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT MANAGEMENT

   The following table sets forth information regarding the directors and executive officers of the Company:

                                                                       Director
 Name             Age            Position with the Company              Since
 ----             --- ----------------------------------------------   --------
 Fred C. Schulte.  53 Chairman of the Board, Chief Executive Officer     1988
                      and Director

 Charles D. Hall.  61 President, Chief Operating Officer and             1993
                      Director

 Wayne J. Conner.  47 Vice President, Treasurer, Chief Financial         1993
                      Officer and Director

 Lynn C. Batory..  41 Vice President, Controller and Secretary

 David Hall......  40 Vice President of Manufacturing

 Mort Maurer.....  82 Director                                           1998

Directors are elected for one year terms and hold office until their successors are elected and qualified. The executive officers are appointed by and serve at the discretion of the Board of Directors.

   A brief description of the employment history of the directors and executive officers of the Company listed above are set forth below:

   Fred C. Schulte is Chairman of the Board, Chief Executive Officer and a Director of the Company. Mr. Schulte joined the Company as President and CEO in 1988 in connection with the acquisition of the Company by The Jupiter Corporation. Mr. Schulte had joined The Jupiter Corporation earlier that same year. From 1986 to 1988, Mr. Schulte served as Vice President--Executive Department for Santa Fe Southern Pacific at its headquarters in Chicago. From 1976 to 1986, Mr. Schulte was employed with SF Mineral Company (a Santa Fe Southern Pacific Company) in Albuquerque, New Mexico. From 1974 to 1976, Mr. Schulte was employed by Kerr McGee Corporation where he held a number of engineering, operating and management positions in the company's Hard-Minerals Division. Prior to 1974, Mr. Schulte served for five years in the United States Air Force as a pilot and operations officer. Mr. Schulte received an Engineer of Mines degree from the Colorado School of Mines and a Master of Business Administration degree from Oklahoma City University.

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

                                                                     All Other
                                                                       Annual
 Name and Principal Position     Year      Salary       Bonus       Compensation
 ---------------------------     ----      ------       -----       ------------
 Fred C. Schulte                 1999     $325,574     $249,555      $124,631(1)
  Chairman and Chief             1998      310,070      267,245       118,499(1)
  Executive Officer              1997      303,876      244,414        31,252(1)

 Charles D. Hall                 1999      301,522      249,555        87,648(1)
  President and Chief            1998      287,163      267,245        73,856(1)
  Operating Officer              1997      273,489      244,414        28,699(1)

 Wayne J. Conner                 1999      174,213      249,555        90,839(1)
  Vice President, Treasurer      1998      165,917      267,245        73,631(1)
  and Chief Financial Officer    1997      158,016      244,414        16,180(1)

 Lynn C. Batory                  1999      113,007      115,763        11,585(2)
  Vice President, Controller     1998      107,625      110,250        11,102(2)
  and Secretary                  1997      101,875      105,000        10,569(2)

 David Hall                      1999      113,007      115,763        11,585(2)
  Vice President of              1998      107,625      110,250        11,102(2)
  Manufacturing                  1997      102,500       75,000        10,569(2)

--------
(1) Reflects employer contributions to the Company's Profit Sharing Plan (as defined) and Supplemental Employee Retirement Plan (as defined), auto, membership, professional fee and travel benefits and the value of term life and disability insurance premiums.

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

                            Pension Plan Table (a)

Remuneration (b)                                   Years of Service
----------------                      ------------------------------------------
                                        15      20       25       30       35
                                      ------- ------- -------- -------- --------
$200,000............................. $20,640 $27,520 $ 34,400 $ 41,280 $ 48,160
$225,000.............................  23,453  31,270   39,088   46,905   54,723
$250,000.............................  26,265  35,020   43,775   52,530   61,285
$300,000.............................  31,890  42,520   53,150   63,780   74,410
$350,000.............................  37,515  50,020   62,525   75,030   87,535
$400,000.............................  43,140  57,520   71,900   86,280  100,660
$450,000.............................  48,765  65,020   81,275   97,530  113,785
$500,000.............................  54,390  72,520   90,650  108,780  126,910
$550,000.............................  60,015  80,020  100,025  120,030  140,035
$600,000.............................  65,640  87,520  109,400  131,280  153,160

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

   The above table does not reflect the current compensation limitation under Code Section 401(a)(17) for qualified pension plans, because the Supplemental Employee Retirement Plan provides benefits for compensation above the limitation. Credited service under the Pension Plan as of January 1, 1999 for the named executive officers is as follows: Mr. Schulte, 10 years; Mr. C. Hall, 25 years; Mr. Conner, 17 years; Ms. Batory 16 years; and Mr. D. Hall, 3 years.

Employment and Non-Competition Agreements

   The Company and each of Messrs. Schulte, C. Hall and Conner entered into employment and non-competition agreements, with an initial term beginning on November 5, 1997, and ending on the fifth anniversary thereof (the "Employment Agreements"). The terms of the new employment contracts relating to base salary and related increases and annual bonuses are substantially similar to the terms of the employment agreements negotiated between Senior Management and the Selling Stockholders that were in effect prior to the Recapitalization Transactions. The term of the Employment Agreements is subject to annual renewal after the initial term unless one party gives written notice of non-renewal to the other party at least 180 days prior to the then current expiration date. Under the terms of the Employment Agreements, Mr. Schulte serves as the Chief Executive Officer and received a base salary of $325,574 for 1999, and will receive annual increases beginning in 2000 equal to the greater of the change in the applicable consumer price index or 5% per annum; Mr. C. Hall serves as the President and Chief Operating Officer and received a base salary of $301,522 for 1999, and will receive annual increases beginning in 2000 equal to the greater of the change in the applicable consumer price index or 5% per annum; and Mr. Conner serves as the Chief Financial Officer and received a base salary of $174,213 for 1999, and will receive annual increases beginning in 2000 equal to the greater of the change in the applicable consumer price index or 5% per annum. Each of the executive officers is entitled to an annual bonus for 1999 and later years of 1.5% of the Company's consolidated earnings before interest expense, taxes, amortization and the employment agreement bonuses described in this paragraph, subject to certain adjustments. The Employment Agreements contain a confidentiality covenant and a non-competition covenant that generally applies during the term of employment and for a period of 3 years thereafter.

   Each such Employment Agreement will terminate prior to the schedule expiration date in the event of the death or disability of the named executive officer or upon the sale by such named executive officer of his stock in the Company. In addition, the Company may terminate the employment of any of the named executive officers for cause (as defined in the agreements, generally commission of certain felonies, material breaches of duty or breaches of the non competition restriction) and any named executive officer may terminate employment in the event the Company materially breaches the provisions of the Employment Agreement. Upon such a termination by an executive officer or termination by the Company without cause, the terminated executive officer will be entitled to continued payments and benefits for the remainder of the then current term. Upon the expiration and non-renewal of the Employment Agreement, the executive officer will receive severance payments for one year thereafter equal to the executive's base salary, subject to the executive's continued compliance with the non-competition provisions. Under each of the Employment Agreements, the Company has the obligation to maintain life insurance covering each of the named executive officers, with the proceeds thereof to be used to honor any put rights exercised by the estate of an executive officer.

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

                                       Shares of        Shares of Preferred
                                     Common Stock              Stock
                                  Beneficially Owned   Beneficially Owned (a)
                                  -------------------  -------------------------
Name                               Number    Percent     Number       Percent
----                               ------   ---------  ------------- -----------
SHC Investment Partnership.......   6,408.3      100%
Fred C. Schulte..................   2,136.1   33 1/3%       11,621.7         58%
Charles D. Hall..................   2,136.1   33 1/3%        4,165.0         21%
Wayne J. Conner..................   2,136.1   33 1/3%        4,165.0         21%
Lynn C. Batory...................
David Hall.......................
Mort Maurer......................
Directors and executive officers
 as a group (6 persons)..........   6,408.3      100%       19,951.7        100%

--------
(a) Does not include preferred stock units.

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Members of Senior Management are indebted to the Company in the aggregate net amount of $7,833,000, described below.

   Fred C. Schulte through his affiliate Fern Limited Partnership, a Delaware limited partnership controlled by Mr. Schulte, is indebted to the Company in the amount of $1,000,000 evidenced by a promissory note originally dated September 24, 1993 from Fern Limited Partnership, and payable to the Company, bearing interest at 5.35% per annum and maturing in December, 2007, subject to certain mandatory prepayment requirements. Fern Limited Partnership is the obligor on another promissory note dated September 24, 1993 and payable to the Company in the amount of $1,603,000, bearing interest at 5.35% per annum and maturing in December, 2007. This obligation is offset by two promissory notes from the Company payable to Mr. Schulte in the aggregate amount of $1,603,000 and bearing the same 5.35% percent interest rate and December, 2007 maturity date. Fern Limited Partnership is also indebted to the Company in the amount of $1,000,000 evidenced by a promissory note, dated December 23, 1997 bearing interest at 6.31% per annum and maturing in December, 2007.

   Fred C. Schulte is indebted to the Company in the amount of $3,200,000 evidenced by a promissory note, dated June 30, 1999, bearing interest at 5.37% per annum and maturing in December, 2007.

   Charles D. Hall is indebted to the Company in the amount of $516,500 evidenced by a promissory note, dated September 24, 1993, bearing interest at 6.42% per annum and maturing in December, 2007, subject to certain mandatory prepayment requirements. Mr. Hall is indebted to the Company in the amount of $300,000 evidenced by a promissory note, dated December 23, 1997 bearing interest at 6.31% per annum and maturing in December, 2007. Mr. Hall is also indebted to the Company in the amount of $500,000 evidenced by a promissory note, dated June 30, 1999, bearing interest at 5.37% per annum and maturing in December, 2007.

   Wayne J. Conner is indebted to the Company in the amount of $516,500 evidenced by a promissory note dated September 24, 1993 bearing interest at 6.42% per annum and maturing in December, 2007, subject to certain mandatory prepayment requirements. Mr. Conner is indebted to the Company in the amount of $300,000 evidenced by a promissory note, dated December 23, 1997 bearing interest at 6.31% per annum and maturing in December, 2007. Mr. Conner is also indebted to the Company in the amount of $500,000 evidenced by a promissory note, dated June 30, 1999, bearing interest at 5.37% per annum and maturing in December, 2007.

                                    PART IV

ITEM 14. EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Financial Statements

     See "Index to Consolidated Financial Statements of Elgin National Industries, Inc." set forth in Item 8, "Financial Statements and Supplementary Data."

   (b) Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts...............................  41

               SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

Schedule I --
           Condensed financial information of registrant
Schedule III --
           Real estate and accumulated depreciation
Schedule IV --
           Mortgage loans on real estate
Schedule V --
           Supplemental information concerning property-casualty insurance operations

                        ELGIN NATIONAL INDUSTRIES, INC.

                                  SCHEDULE II
                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                     Additions  Additions
                          Balance at Charged to Charged to            Balance at
                          Beginning  Costs and    other                  End
Description               of Period   Expenses   accounts  Deductions of Period
-----------               ---------- ---------- ---------- ---------- ----------
Allowance for doubtful
 accounts:
Year ended December 31,
 1997...................    $  553      $111       $ 0        $ 86      $  578
Year ended December 31,
 1998...................       578        95         0          72         601
Year ended December 31,
 1999...................       601       157         0          97         661
Reserve for inventories:
Year ended December 31,
 1997...................    $1,396      $419       $ 0        $214      $1,601
Year ended December 31,
 1998...................     1,601       570         0         129       2,042
Year ended December 31,
 1999...................     2,042       332         0         870       1,504

   C. Exhibits

   (i) A list of exhibits included as part of this Form 10-K is set forth in the Index to Exhibits that immediately precedes such Exhibits, which is incorporated herein by reference.

   (ii) Reports on Form 8-K

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

Dated: March 24, 2000

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 24, 2000.

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


             Signature                           Title                    Date
             ---------                           -----                    ----
      /s/ Fred C. Schulte            Chairman of the Board, Chief    March 24, 2000
____________________________________  Executive Officer and
          Fred C. Schulte             Director

      /s/ Charles D. Hall            President, Chief Operating      March 24, 2000
____________________________________  Officer and Director
          Charles D. Hall

      /s/ Wayne J. Conner            Vice President, Treasurer,      March 24, 2000
____________________________________  Chief Financial Officer and
          Wayne J. Conner             Director

       /s/ Lynn C. Batory            Vice President, Controller      March 24, 2000
____________________________________  and Secretary
          Lynn C. Batory

         /s/ David Hall              Vice President of               March 24, 2000
____________________________________  Manufacturing
             David Hall

                               INDEX TO EXHIBITS

  Exhibit                                                             Footnote
  Number   Document Description                                       Reference
  -------  --------------------                                       ---------
  3.1      Certificate of Incorporation of Elgin National
           Industries, Inc.                                               (3)

  3.2      Bylaws of Elgin National Industries, Inc.                      (3)

  4.1      Indenture dated November 5, 1997, between Elgin National
           Industries, Inc., subsidiaries and Norwest Bank
           Minnesota, as Trustee.                                         (2)

  4.2      Form of 11% Senior Note due 2007 (included in Exhibit
           4.1).                                                          (2)

  4.3      Registration Rights Agreement dated November 5, 1997, by
           and among Elgin National Industries, Inc., certain of
           its subsidiaries, and BancAmerica Robertson Stephens and
           CIBC Wood Gundy Securities Corp.                               (3)

  4.4      Form of Subsidiary Guaranty (included in Exhibit 4.1).         (2)

 10.1      Credit Agreement dated as of September 24, 1993, as
           Amended and Restated as of November 5, 1997, by and
           among Elgin National Industries, Inc., various financial
           institutions, and Bank of America National Trust and
           Savings Association, individually and as agent.                (2)

 10.2      Employment and Non-Competition Agreement dated as of
           November 5, 1997, between Elgin National Industries,
           Inc. and Fred C. Schulte.*                                     (2)

 10.3      Employment and Non-Competition Agreement dated as of
           November 5, 1997, between Elgin National Industries,
           Inc. and Charles D. Hall.*                                     (2)

 10.4      Employment and Non-Competition Agreement dated as of
           November 5, 1997, between Elgin National Industries,
           Inc. and Wayne J. Conner.*                                     (2)

 10.5      The Elgin National Industries, Inc. Supplemental
           Retirement Plan dated as of 1995, and effective January
           1, 1995.*                                                      (3)

 21        Subsidiaries of Elgin National Industries, Inc.                (2)

 27        Financial Data Schedule.                                       (1)

 (1)       Filed herewith.

 (2)       Incorporated by reference to Pre-Effective Form S-4
           Registration Statement of the Company (File No. 333-
           43523) filed with the Commission on December 30, 1997.

 (3)       Incorporated by reference to Pre-Effective Amendment No.
           1 to Form S-4 Registration Statement of the Company
           (File No. 333-43523) filed with the Commission on January 23, 1998.

--------
*  Management contract or compensatory plan or arrangement.