Form 10-Q
period 2000-03-31
ELGIN NATIONAL INDUSTRIES INC
filed 2000-05-10
CIK 32346

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

                 For the quarterly period ended March 31, 2000

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   As of April 30, 2000, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        ELGIN NATIONAL INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I--FINANCIAL INFORMATION

  ITEM 1--Financial Statements

    Consolidated Balance Sheets as of March 31, 2000 and December 31,
     1999.................................................................   3

    Consolidated Statements of Income for the Three Months Ended March 31,
     2000 and March 31, 1999..............................................   4

    Consolidated Statements of Changes in Stockholder's Deficit for the
     Three Months Ended March 31, 2000....................................   5

    Condensed Consolidated Statements of Cash Flows for the Three Months
     Ended March 31, 2000 and March 31, 1999..............................   6

    Notes to Condensed Consolidated Financial Statements..................   7

  ITEM 2--Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   9

  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk......  10

PART II--OTHER INFORMATION

  ITEM 1--Legal Proceedings...............................................  11

  ITEM 6--Exhibits and Reports on Form 8-K................................  11

SIGNATURES................................................................  12

EXHIBIT INDEX.............................................................  13

EXHIBIT 27................................................................  14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                        (in thousands except share data)
                                  (Unaudited)

                                                         March 31,  December 31,
                         ASSETS                            2000         1999
                         ------                          ---------  ------------
Current assets:
  Cash and cash equivalents............................. $  6,609     $  5,701
  Accounts receivable, net..............................   28,270       27,425
  Inventories, net......................................   15,132       14,492
  Prepaid expenses and other assets.....................      669          891
  Deferred income taxes.................................    3,322        3,322
                                                         --------     --------
    Total current assets................................   54,002       51,831
Property, plant and equipment, net......................   15,862       15,754
Loans receivable to related parties.....................    7,833        7,833
Other assets............................................   23,780       23,686
Goodwill and intangibles................................    7,407        7,600
                                                         --------     --------
    Total assets........................................ $108,884     $106,704
                                                         ========     ========

      LIABILITIES AND COMMON STOCKHOLDER'S DEFICIT
      --------------------------------------------
Current liabilities:
  Current portion of long-term debt..................... $  7,046     $  7,109
  Accounts payable......................................   22,112       21,074
  Accrued expenses......................................   11,092       10,807
                                                         --------     --------
    Total current liabilities...........................   40,250       38,990
Long-term debt less current portion.....................   73,950       73,950
Other liabilities.......................................    2,304        2,194
Deferred income taxes...................................    2,894        3,022
                                                         --------     --------
    Total liabilities...................................  119,398      118,156
                                                         --------     --------
Redeemable preferred stock units........................   12,015       11,834
                                                         --------     --------
Redeemable preferred stock..............................    3,296        3,246
                                                         --------     --------
Common stockholder's deficit:
  Common stock, Class A par value $.01 per share;
   authorized 23,678 shares; 6,408 issued and
   outstanding
  Retained deficit......................................  (25,825)     (26,532)
                                                         --------     --------
    Total common stockholder's deficit..................  (25,825)     (26,532)
                                                         --------     --------
    Total liabilities and stockholder's deficit......... $108,884     $106,704
                                                         ========     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

               For the Three Months Ended March 31, 2000 and 1999
                                 (in thousands)
                                  (Unaudited)

                                                                2000     1999
                                                               -------  -------
Net sales..................................................... $39,315  $34,588
Cost of sales.................................................  29,398   24,669
                                                               -------  -------
  Gross profit................................................   9,917    9,919
Selling, general and administrative expenses..................   6,358    5,573
Amortization expense..........................................     193      240
                                                               -------  -------
  Operating income............................................   3,366    4,106
Other expenses (income)
  Interest income.............................................    (231)    (483)
  Interest expense............................................   2,168    2,371
                                                               -------  -------
Income before income taxes....................................   1,429    2,218
Provision for income taxes....................................     560      869
                                                               -------  -------
Net income.................................................... $   869  $ 1,349
                                                               =======  =======



   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S DEFICIT

                   For the Three Months Ended March 31, 2000
                        (in thousands except share data)
                                  (Unaudited)

                                                                      Total
                                                Common Retained   Stockholder's
                                                Stock  (Deficit)     Deficit
                                                ------ ---------  -------------
Balance as of December 31, 1999................  $--   $(26,532)    $(26,532)
  Net income for the three months ended March
   31, 2000....................................   --        869          869
  Redeemable preferred stock unit dividends,
   net of tax of $70...........................   --       (112)        (112)
  Redeemable preferred stock dividends (19,952
   shares at $2.50 per share)..................   --        (50)         (50)
                                                 ----  --------     --------
Balance as of March 31, 2000...................  $--   $(25,825)    $(25,825)
                                                 ====  ========     ========







   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 2000 and 1999
                                 (in thousands)
                                  (Unaudited)

                                                                 2000    1999
                                                                ------  -------
Net cash provided by operating activities...................... $1,767  $ 6,596
                                                                ------  -------
Cash flows from investing activities:
  Proceeds from sale of assets.................................      3      --
  Purchase of property, plant and equipment....................   (799)    (343)
                                                                ------  -------
  Net cash used by investing activities........................   (796)    (343)
                                                                ------  -------
Cash flows from financing activities:
  Repayments of long-term debt.................................    (63)  (2,580)
                                                                ------  -------
  Net cash used by financing activities........................    (63)  (2,580)
                                                                ------  -------
Net increase in cash...........................................    908    3,673
Cash and cash equivalents at beginning of period...............  5,701    9,981
                                                                ------  -------
Cash and cash equivalents at end of period..................... $6,609  $13,654
                                                                ======  =======





   The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Report Preparation

   The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the December 31, 1999 10-K of Elgin National Industries, Inc. (the "Company"), filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first three months of 2000 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company's consolidated financial statements included in the annual report on Form 10K.

2. Inventories

   Inventories consist of:

                                                          March 31, December 31,
                                                            2000        1999
                                                          --------- ------------
                                                              (in thousands)
      Finished goods.....................................  $ 9,594    $ 9,177
      Work-in-process....................................    1,899      1,495
      Raw materials......................................    5,259      5,324
                                                           -------    -------
                                                            16,752     15,996
      Less excess and obsolete reserve...................    1,620      1,504
                                                           -------    -------
                                                           $15,132    $14,492
                                                           =======    =======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

3. Segment Information

   The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company's method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the three months ended March 31:

                                                               2000     1999
                                                              -------  -------
                                                              (In thousands)
      Net sales to external customers:
        Manufactured Products................................ $21,598  $19,557
        Engineering Services.................................  17,717   15,031
                                                              -------  -------
          Total net sales to external customers.............. $39,315  $34,588
                                                              =======  =======
      Net sales to internal customers:
        Manufactured Products................................ $   770  $   310
        Engineering Services.................................      19       55
                                                              -------  -------
          Total net sales to internal customers.............. $   789  $   365
                                                              =======  =======

      Net sales:
        Manufactured Products................................ $22,368  $19,867
        Engineering Services.................................  17,736   15,086
                                                              -------  -------
          Total net sales....................................  40,104   34,953
      Elimination of net sales to internal customers.........     789      365
                                                              -------  -------
          Total consolidated net sales....................... $39,315  $34,588
                                                              =======  =======
      Earnings before interest, taxes and amortization:
        Manufactured Products................................ $ 4,001  $ 3,460
        Engineering Services.................................     708    2,103
                                                              -------  -------
          Total segment earnings before interest, taxes and
           amortization......................................   4,709    5,563
      Amortization...........................................    (193)    (240)
      Interest income........................................     231      483
      Interest expense.......................................  (2,168)  (2,371)
      Corporate expenses before interest, taxes and
       amortization..........................................  (1,150)  (1,217)
                                                              -------  -------
      Consolidated income before income taxes................ $ 1,429  $ 2,218
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

 Three Months Ended March 31, 2000 Compared to Three Months Ended March 31,
 1999

   Net Sales--Engineering Services Segment: Net sales for the quarter ended March 31, 2000 increased $2.7 million, or 17.9%, to $17.7 million from $15.0 million for the corresponding period in 1999 primarily due to increased sales of smaller engineering services projects in process, each with sales less than $1.0 million, partially offset with lower sales of larger projects. The Engineering Services Segment had sales of $8.2 million from smaller projects in the quarter ended March 31, 2000, compared to $4.9 million of such projects for the quarter ended March 31, 1999. For the three months ended March 31, 2000 the Company had three larger projects with sales in excess of $1.0 million, totalling $9.5 million in sales, compared to six such projects totalling $10.1 million in sales for the corresponding period in 1999.

   Net Sales--Manufactured Products Segment: Net sales for the quarter ended March 31, 2000 increased $2.0 million, or 10.4%, to $21.6 million from $19.6 million for the corresponding period in 1999 primarily due to increased sales of centrifugal dryers, and sales from Vanco International, Inc. ("Vanco"), acquired on September 30, 1999.

   Gross Profit: Gross profit for the quarter ended March 31, 2000 approximated the corresponding period in 1999. As a percentage of net sales, the gross profit decreased to 25.2% for the quarter ended March 31, 2000 from 28.7% for the corresponding period in 1999 primarily due to a reduction in the cost of sales of approximately $1.6 million in 1999 due to the settlement of a lawsuit. Without the effect of the lawsuit, the gross profit would have increased approximately $1.6 million primarily due to the higher sales level in the quarter ended March 31, 2000 compared to March 31, 1999.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended March 31, 2000 of $6.4 million were $0.8 million, or 14.1%, higher than the selling, general and administrative expenses for the corresponding period in 1999 mainly due to the acquisition of Vanco along with increased selling efforts in other operations. As a percentage of net sales, selling, general and administrative expenses increased slightly from 16.1% for the quarter ended March 31, 1999 to 16.2% for the quarter ended March 31, 2000 due to the increased selling efforts.

   Amortization Expense: Amortization expense of the Company for the quarter ended March 31, 2000 of $0.2 million approximated the amortizaton expense for the corresponding period in 1999.

   Interest Income: Interest income of the Company for the quarter ended March 31, 2000 of $0.2 million decreased $0.3 million or 52.2% from $0.5 million for the corresponding period in 1999. This decrease was due to a lower level of interest bearing deposits in 2000, along with interest received on a lawsuit settlement in 1999.

   Interest Expense: Interest expense of the Company for the quarter ended March 31, 2000 of $2.2 million decreased $0.2 million or 8.6% from $2.4 million for the corresponding period in 1999. The decrease was due to a decreased debt level along with a decreased effective rate on the debt outstanding.

   Provision for Income Taxes: Provision for income taxes of the Company for the quarter ended March 31, 2000 decreased $0.3 million, or 35.6%, to $0.6 million from $0.9 million for the corresponding period ended March 31, 1999. The decrease in the provision for income taxes was due primarily to decreased earnings before income taxes.

   Net Income: The net income for the Company for the three months ended March 31, 2000 decreased $0.4 million, or 35.6%, to $0.9 million from $1.3 million for the quarter ended March 31, 1999 for the reasons discussed above. Net income as a percentage of net sales decreased to 2.2% for the quarter ended March 31, 2000 from 3.9% for the corresponding quarter in 1999.

Liquidity and Capital Resources

   Net cash provided by operating activities for the three months ended March 31, 2000 of $1.8 million was generated from increased accounts payable and accrued expenses, decreased other assets and cash generated from net income and non-cash charges, partially offset by cash used to increase inventories and accounts receivable. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

   Cash was used in investing activities for the three months ended March 31, 2000 of $0.8 million for capital expenditures resulting from the Company's regular practice of upgrading and maintaining its equipment base and facilities.

   Cash used in financing activities for the three months ended March 31, 2000 totaled $0.1 million, and was attributable to the scheduled repayments of the Company's notes payable.

   The Company's liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations. Based on current and planned operations, the Company believes that funds provided from operations, along with cash on hand, will be adequate to meet its anticipated debt service requirements, working capital needs and capital expenditures. The Company has a credit facility to provide a $20.0 million revolving line of credit, subject to borrowing base limitations. The term of this facility expires in November, 2000. At March 31, 2000, there were $7.0 million of borrowings outstanding under the Senior Credit Facility (excluding $4.2 million in outstanding letters of credit).

Backlog

   The Company's backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at March 31, 2000 had decreased $2.9 million, or 4.0%, to $69.8 million from $72.7 million at December 31, 1999. A substantial majority of current backlog is expected to be realized in the next twelve months.

Safe Harbor

   Statements herein regarding the Company's ability to meet its liquidity requirements, and the Company's expected realization of current backlog constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Further, statements herein regarding the Company's performance in future periods are subject to risks relating to, deterioration of relationships with, or the loss of material customers or suppliers, possible product liability claims, decreases in demand for the Company's products, and adverse changes in general market and industry conditions. Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company continues to use its United States reputation to generate sales in international markets. In the three months ended March 31, 2000 approximately 9% of the Company's net sales were attributable to services provided or products sold for use outside the United States, primarily to Egypt and Poland. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company's historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company's strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company's foreign operations, or expansion thereof, would not have a material adverse effect on the Company's business, financial condition, results of operations and debt service capability.

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

                                          Elgin National Industries, Inc.

                                                  /s/ Wayne J. Conner
                                          By __________________________________
                                                      Wayne J. Conner
                                              Vice President, Treasurer, and
                                                  Chief Financial Officer
                                                 (Duly Authorized Officer
                                              and Principal Financial Officer)

Dated: May 10, 2000

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