Form 10-Q
period 2000-05-30
ELGIN NATIONAL INDUSTRIES INC
filed 2000-08-07
CIK 32346

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-Q

 [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                                    ACT OF 1934

                   For the quarterly period ended June 30, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
                           ACT OF 1934 [NO FEE REQUIRED]

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   As of July 31, 2000, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        ELGIN NATIONAL INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
                       PART I--FINANCIAL INFORMATION

ITEM 1--Financial Statements

  Consolidated Balance Sheets as of June 30, 2000 and December 31, 1999....   3

  Consolidated Statements of Income for the Six Months Ended June 30, 2000
   and June 30, 1999, and for the Three Months Ended June 30, 2000 and June
   30, 1999................................................................   4

  Consolidated Statements of Changes in Stockholder's Deficit for the Six
   Months Ended June 30, 2000..............................................   5

  Condensed Consolidated Statements of Cash Flows for the Six Months Ended
   June 30, 2000 and June 30, 1999.........................................   6

  Notes to Condensed Consolidated Financial Statements.....................   7

ITEM 2--Management's Discussion and Analysis of Financial Condition and
 Results of Operations.....................................................   9

ITEM 3--Quantitative and Qualitative Disclosures about Market Risk.........  11

                        PART II--OTHER INFORMATION

ITEM 1--Legal Proceedings..................................................  12

ITEM 6--Exhibits and Reports on Form 8-K...................................  12

SIGNATURES.................................................................  13

EXHIBIT INDEX..............................................................  14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                  (Unaudited)

                                                         June 30,  December 31,
                                                           2000        1999
                                                         --------  ------------
                         ASSETS
                         ------
Current assets:
  Cash and cash equivalents............................. $  6,935    $  5,701
  Accounts receivable, net..............................   27,862      27,425
  Inventories, net......................................   15,346      14,492
  Prepaid expenses and other assets.....................      929         891
  Deferred income taxes.................................    3,322       3,322
                                                         --------    --------
    Total current assets................................   54,394      51,831
Property, plant and equipment, net......................   16,028      15,754
Loans receivable to related parties.....................    7,833       7,833
Other assets............................................   23,486      23,686
Goodwill and intangibles................................    7,213       7,600
                                                         --------    --------
    Total assets........................................ $108,954    $106,704
                                                         ========    ========

         LIABILITIES AND STOCKHOLDER'S DEFICIT
         -------------------------------------

Current liabilities:
  Current portion of long-term debt..................... $  7,000    $  7,109
  Accounts payable......................................   21,908      21,074
  Accrued expenses......................................   10,196      10,807
                                                         --------    --------
    Total current liabilities...........................   39,104      38,990
Long-term debt less current portion.....................   73,950      73,950
Other liabilities.......................................    2,402       2,194
Deferred income taxes...................................    2,743       3,022
                                                         --------    --------
    Total liabilities...................................  118,199     118,156
                                                         --------    --------
Redeemable preferred stock units........................   12,197      11,834
                                                         --------    --------
Redeemable preferred stock..............................    3,346       3,246
                                                         --------    --------

Common stockholder's deficit:
  Common stock, Class A par value $.01 per share;
   authorized 23,678 shares; 6,408 issued and
   outstanding
  Retained deficit......................................  (24,788)    (26,532)
                                                         --------    --------
    Total common stockholder's deficit..................  (24,788)    (26,532)
                                                         --------    --------
    Total liabilities and stockholder's deficit......... $108,954    $106,704
                                                         ========    ========

   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                 (in thousands)
                                  (Unaudited)

                                 For the Six Months    For the Three Months
                                   Ended June 30,         Ended June 30,
                                 --------------------  ----------------------
                                   2000       1999        2000        1999
                                 ---------  ---------  ----------  ----------
Net sales....................... $  81,434  $  72,009  $   42,119  $   37,421
Cost of sales...................    61,036     52,672      31,638      28,003
                                 ---------  ---------  ----------  ----------
  Gross profit..................    20,398     19,337      10,481       9,418
Selling, general and
 administrative expenses........    12,728     11,664       6,370       6,091
Amortization expense............       387        438         194         198
                                 ---------  ---------  ----------  ----------
  Operating income..............     7,283      7,235       3,917       3,129
Other expenses (income)
  Interest income...............      (461)      (713)       (230)       (230)
  Interest expense..............     4,340      4,644       2,172       2,273
                                 ---------  ---------  ----------  ----------
Income before income taxes......     3,404      3,304       1,975       1,086
Provision for income taxes......     1,337      1,296         777         427
                                 ---------  ---------  ----------  ----------
Net income...................... $   2,067  $   2,008  $    1,198  $      659
                                 =========  =========  ==========  ==========


   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT
                     For the Six Months Ended June 30, 2000
                        (in thousands except share data)
                                  (Unaudited)

                                                                      Total
                                                Common Retained   Shareholder's
                                                Stock  (Deficit)     Deficit
                                                ------ ---------  -------------
Balance as of December 31, 1999................  $     $(26,532)    $(26,532)
  Net income for the six months ended June 30,
   2000........................................           2,067        2,067
  Redeemable preferred stock unit dividends,
   net of tax of $140..........................            (223)        (223)
  Redeemable preferred stock dividends (19,952
   shares at $5.00 per share)..................            (100)        (100)
                                                 ----  --------     --------
Balance as of June 30, 2000....................  $     $(24,788)    $(24,788)
                                                 ====  ========     ========





   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                For the Six Months Ended June 30, 2000 and 1999
                                 (in thousands)
                                  (Unaudited)

                                                                2000     1999
                                                               -------  -------
Net cash provided by operating activities..................... $ 2,980  $ 3,972
Cash flows from investing activities:
  Purchase of property, plant and equipment...................  (1,646)    (524)
  Proceeds from sale of assets................................       9       19
  Issuance of notes receivable................................           (4,200)
                                                               -------  -------
    Net cash used by investing activities.....................  (1,637)  (4,705)
Cash flows from financing activities:
  Repayments of long-term debt................................    (109)  (3,163)
                                                               -------  -------
    Net cash used by financing activities.....................    (109)  (3,163)
Net increase (decrease) in cash...............................   1,234   (3,896)
Cash and cash equivalents at beginning of period..............   5,701    9,981
                                                               -------  -------
Cash and cash equivalents at end of period.................... $ 6,935  $ 6,085
                                                               =======  =======


   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Report Preparation

   The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company's December 31, 1999 10-K of Elgin National Industries, Inc. (the "Company") filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first six months of 2000 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company's consolidated financial statements included in the annual report on Form 10-K.

2. Inventories

                                                           June 30, December 31,
                                                             2000       1999
                                                           -------- ------------
                                                              (in thousands)
   Finished goods......................................... $10,064    $ 9,177
   Work-in-process........................................   1,613      1,495
   Raw materials..........................................   5,384      5,324
                                                           -------    -------
                                                            17,061     15,996
   Less excess and obsolete reserve.......................   1,715      1,504
                                                           -------    -------
                                                           $15,346    $14,492
                                                           =======    =======

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

3. Segment Information

   The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company's method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the six months ended June 30:

                                                               2000     1999
                                                              -------  -------
                                                              (In thousands)
Net sales to external customers:
  Manufactured Products...................................... $42,742  $39,633
  Engineering Services.......................................  38,692   32,376
                                                              -------  -------
    Total net sales to external customers.................... $81,434  $72,009
                                                              =======  =======
Net sales to internal customers:
  Manufactured Products...................................... $ 1,961  $ 1,144
  Engineering Services.......................................     104      117
                                                              -------  -------
    Total net sales to internal customers.................... $ 2,065  $ 1,261
                                                              =======  =======
Total net sales
  Manufactured Products...................................... $44,703  $40,777
  Engineering Services.......................................  38,796   32,493
                                                              -------  -------
    Total net sales..........................................  83,499   73,270
Elimination of net sales to internal customers...............   2,065    1,261
                                                              -------  -------
    Total consolidated net sales............................. $81,434  $72,009
                                                              =======  =======
Earnings before interest, taxes and amortization:
  Manufactured Products...................................... $ 7,593  $ 6,789
  Engineering Services.......................................   2,397    3,281
                                                              -------  -------
    Total segment earnings before interest, taxes and
     amortization............................................   9,990   10,070
Amortization.................................................    (387)    (438)
Interest income..............................................     461      713
Interest expense.............................................  (4,340)  (4,644)
Corporate expenses before interest, taxes and amortization...  (2,320)  (2,397)
                                                              -------  -------
  Consolidated income before income taxes.................... $ 3,404  $ 3,304
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

 Three Months Ended June 30, 2000 Compared to Three Months Ended June 30, 1999

   Net Sales: Net sales for the quarter ended June 30, 2000 increased $4.7 million, or 12.6%, to $42.1 million from $37.4 million for the corresponding period in 1999. The Engineering Services Segment's sales increased $3.7 million or 20.9% to $21.0 million for the three months ended June 30, 2000 from $17.3 million for the quarter ended June 30, 1999. For the three months ended June 30, 2000 the Company had five larger projects with sales in excess of $1.0 million, totalling $11.7 million in sales, compared to six such projects totalling $9.7 million in sales for the three months ended June 30, 1999. The Manufactured Products Segment's sales increased $1.0 million, or 5.3%, primarily due the inclusion of sales from Vanco International, Inc. ("Vanco"), which was acquired on September 30, 1999 and to increased sales of industrial capital equipment.

   Gross Profit: Gross profit for the quarter ended June 30, 2000 increased $1.1 million, or 11.3%, to $10.5 million from $9.4 million for the corresponding period in 1999. As a percentage of net sales, the gross profit decreased to 24.9% for the quarter ended June 30, 2000 from 25.2% for the corresponding period in 1999. The decrease resulted from a higher percentage of sales from the Engineering Services Segment, which earn a lower gross profit margin than the sales from the Manufactured Products Segment.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended June 30, 2000 of $6.3 million was $0.2 million, or 4.6%, higher than the selling and administrative expenses of $6.1 million for the corresponding period in 1999 primarily due to the the inclusion of expenses of Vanco. As a percentage of net sales, selling, general and administrative expenses decreased from 16.3% for the quarter ended June 30, 1999 to 15.1% for the quarter ended June 30, 2000 due to increased sales.

   Amortization Expense: Amortization expense of the Company for the quarter ended June 30, 2000 of $0.2 million approximated the amortization expense for the corresponding period in 1999.

   Interest Income: Interest income of the Company for the quarter ended June 30, 2000 of $0.2 million approximated the interest income for the corresponding period in 1999.

   Interest Expense: Interest expense of the Company for the quarter ended June 30, 2000 of $2.2 million approximated the interest expense for the quarter ended June 30, 1999.

   Provision for Income Taxes: Provision for income taxes of the Company for the quarter ended June 30, 2000 of $0.8 million was $0.4 million or 82.0% higher than the provision for income taxes of $0.4 million for the quarter ended June 30, 1999 due to the higher income before taxes for the quarter ended June 30, 2000.

   Net Income: The net income for the Company for the three months ended June 30, 2000 of $1.2 million was $0.5 million or 81.8% higher than the net income of $0.7 million for the quarter ended June 30, 1999 for the reasons discussed above. Net income as a percentage of net sales increased to 2.8% for the quarter ended June 30, 2000 from 1.8% for the corresponding quarter in 1999.

 Six Months Ended June 30, 2000 Compared to Six Months Ended June 30, 1999

   Net Sales: Net sales for the six months ended June 30, 2000 increased $9.4 million, or 13.1%, to $81.4 million from $72.0 million for the corresponding period in 1999. The Engineering Services Segment's sales increased $6.3 million, or 19.5% from $32.4 million for the six months ended June 30, 1999 to $38.7 million for the six months ended June 30, 2000, due to the timing and size of projects. For the six months ended June 30, 2000 the Company had ten projects with sales between $500,000 and $1.0 million, totalling $6.6 million in sales, compared to three such projects totalling $2.3 million in sales for the six months ended June 30, 1999. The Company's projects with sales in excess of $1.0 million for the six months ended June 30, 2000, totalled $25.2 million, compared to $22.7 million for the six months ended June 30, 2000. The Manufactured Products Segment's sales increased $3.1 million, or 7.8% from $39.6 million for the six months ended June 30, 1999 to $42.7 million for the six months ended June 30, 2000, primarily due to including sales of Vanco, which was acquired on September 30, 1999, increased sales of industrial capital equipment and increased sales of centrifugal dryers.

   Gross Profit: Gross profit for the six months ended June 30, 2000 increased $1.1 million, or 5.5%, to $20.4 million from $19.3 million for the corresponding period in 1999. As a percentage of net sales, the gross profit decreased to 25.0% for the six months ended June 30, 2000 from 26.9% for the corresponding period in 1999. The decrease was primarily due to a reduction in the cost of sales of approximately $1.6 million due to the settlement of a lawsuit relating to an engineering contract claim recorded in 1999. Without the effect of this settlement the gross profit as a percentage of sales would have increased 0.3% for the six months ended June 30, 2000 compared to 24.7% for the six months ended June 30, 1999. This increase was primarily due to higher margins earned on centrifugal dryers and distributors, as well as a change in the product mix within the Manufactured Products Segment.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the six months ended June 30, 2000 of $12.7 million represented an increase of $1.0 million, or 9.1%, from $11.7 million for the corresponding period in 1999 primarily due to the inclusion of Vanco's selling, general and administrative costs, and costs associated with the increased sales level.

   Amortization Expense: Amortization expense of the Company of $0.4 million approximated the amortization expense for the corresponding period in 1999.

   Interest Income: Interest income of the Company of $0.4 million was $0.3 million, or 35.3%, lower than the interest income of $0.7 million for the six months ended June 30, 1999. Interest income was higher in the six months ended June 30, 1999 due to interest received on a lawsuit settlement in 1999.

   Interest Expense: Interest expense of the Company for the six months ended June 30, 2000 of $4.3 million was $0.3 million or 6.5% lower than the interest expense of $4.6 million for the corresponding period in 1999 due to the decreased debt outstanding.

   Provision for Income Taxes: Provision for income taxes of the Company for the six months ended June 30, 2000 of $1.3 million approximated the provision for income taxes for the corresponding period in 1999.

   Net Income: The net income for the Company for the six months ended June 30, 2000 increased $0.1 million, or 2.9%, to $2.1 million from $2.0 million for the six months ended June 30, 1999 for the reasons discussed above. Net income as a percentage of net sales decreased to 2.5% for the six months ended June 30, 2000 from 2.8% for the corresponding six month period in 1999.

Liquidity and Capital Resources

   Net cash provided by operating activities for the six months ended June 30, 2000 of $3.0 million was generated from net income adjusted for non-cash charges, decreased other assets and increased accounts payables, partially offset with funds used to increase inventories, increase accounts receivable and decrease accrued liabilities. Included in non-cash charges for the six months ended June 30, 2000 was depreciation of $1.4 million and amortization of $0.4 million, partially offset with pension overfunding income of $0.5 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

   Cash used in investing activities for the six months ended June 30, 2000 of $1.6 million was for the Company's regular practice of upgrading and maintaining its equipment base and facilities.

   Cash used in financing activities for the six months ended June 30, 2000 totalled $0.1 million, and was attributable to the scheduled repayment of notes payable.

   The Company's liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations. Based on current and planned operations, the Company believes that funds provided from operations, along with cash on hand, will be adequate to meet its anticipated debt service requirements, working capital needs and capital expenditures. The Company has a credit facility to provide a $20.0 million revolving line of credit, subject to borrowing base limitations. The term of this facility expires in November, 2000. At June 30, 2000, there were $7.0 million of borrowings outstanding under the Senior Credit Facility (excluding $4.2 million in outstanding letters of credit).

Backlog

   The Company's backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at June 30, 2000 had increased $29.5 million, or 40.7%, to $102.2 million from $72.7 million at December 31, 1999. A substantial majority of current backlog is expected to be realized in the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company continues to use its reputation in the United States to expand into international markets. In the six months ended June 30, 2000 approximately 10% of the Company's net sales were attributable to services provided or products sold for use outside the United States, primarily to Egypt and Poland. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company's historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company's strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company's foreign operations, or expansion thereof, would not have a material adverse effect on the Company's business, financial condition, results of operations and debt service capability.

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

     27.0 --Financial Data Schedule

   (b) Reports on Form 8-K

       None

                                   SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          Elgin National Industries, Inc.

                                                    /s/ Wayne J. Conner
                                          By___________________________________
                                          Name: Wayne J. Conner

                                          Title: Vice President, Treasurer,
                                           and Chief
                                                Financial Officer
                                               (Duly Authorized Officer and
                                               Principal Financial Officer)

Dated: August 5, 2000

                                 EXHIBIT INDEX

 Exhibit                                                              Footnote
 Number                     Document Description                      Reference
 -------                    --------------------                      ---------
  3.1    Certificate of Incorporation of Elgin National Industries,
         Inc.                                                             (3)

  3.2    Bylaws of Elgin National Industries, Inc.                        (3)

  4.1    Indenture dated November 5, 1997, between Elgin National
         Industries, Inc., subsidiaries and Norwest Bank Minnesota,
         as Trustee.                                                      (2)

  4.2    Form of 11% Senior Note due 2007 (included in Exhibit
         4.1).                                                            (2)

  4.3    Registration Rights Agreement dated November 5, 1997, by
         and among Elgin National Industries, Inc., certain of its
         subsidiaries, and BancAmerica Robertson Stephens and CIBC
         Wood Gundy Securities Corp.                                      (3)

  4.4    Form of Subsidiary Guaranty (included in Exhibit 4.1).           (2)

 10.1    Credit Agreement dated as of September 24, 1993, as
         Amended and Restated as of November 5, 1997, by and among
         Elgin National Industries, Inc., various financial
         institutions, and Bank of America National Trust and
         Savings Association, individually and as agent                   (2)

 10.2    Employment and Non-Competition Agreement dated as of
         November 5, 1997, between Elgin National Industries, Inc.
         and Fred C. Schulte.*                                            (2)

 10.3    Employment and Non-Competition Agreement dated as of
         November 5, 1997, between Elgin National Industries, Inc.
         and Charles D. Hall.*                                            (2)

 10.4    Employment and Non-Competition Agreement dated as of
         November 5, 1997, between Elgin National Industries, Inc.
         and Wayne J. Conner.*                                            (2)

 10.5    The Elgin National Industries, Inc. Supplemental
         Retirement Plan dated as of 1995, and effective January 1,
         1995.*                                                           (3)

 27      Financial Data Schedule                                          (1)

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