Form 10-Q
period 2000-09-30
ELGIN NATIONAL INDUSTRIES INC
filed 2000-11-13
CIK 32346

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

               For the quarterly period ended September 30, 2000

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

   As of October 31, 2000, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        ELGIN NATIONAL INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                            Page
                                                                            ----
PART I--FINANCIAL INFORMATION

  ITEM 1--Financial Statements

    Consolidated Balance Sheets as of September 30, 1999 and December 31,
     1999..................................................................   3

    Consolidated Statements of Income for the Nine Months Ended September
     30, 2000 and September 30, 1999, and for the Three Months Ended
     September 30, 2000 and
     September 30, 1999....................................................   4

    Consolidated Statements of Changes in Stockholder's Deficit for the
     Nine Months Ended September 30, 2000..................................   5

    Condensed Consolidated Statements of Cash Flows for the Nine Months
     Ended
     September 30, 2000 and September 30, 1999.............................   6

    Notes to Condensed Consolidated Financial Statements...................   7

  ITEM 2--Management's Discussion and Analysis of Financial Condition and
   Results of Operations...................................................   9

  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk.......  11

PART II--OTHER INFORMATION

  ITEM 1--Legal Proceedings................................................  12

  ITEM 6--Exhibits and Reports on Form 8-K.................................  12

SIGNATURES.................................................................  13

EXHIBIT INDEX..............................................................  14

                                     PART I

ITEM 1. FINANCIAL STATEMENTS

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                        (in thousands except share data)
                                  (Unaudited)

                                                     September 30, December 31,
                       ASSETS                            2000          1999
                       ------                        ------------- ------------
Current assets:
  Cash and cash equivalents.........................   $  1,579      $  5,701
  Accounts receivable, net..........................     31,381        27,425
  Inventories, net..................................     15,413        14,492
  Prepaid expenses and other assets.................      1,716           891
  Deferred income taxes.............................      3,197         3,322
                                                       --------      --------
    Total current assets............................     53,286        51,831
Property, plant and equipment, net..................     16,514        15,754
Loans receivable to related parties.................      7,833         7,833
Other assets........................................     23,739        23,686
Goodwill and intangibles............................      7,022         7,600
                                                       --------      --------
    Total assets....................................   $108,394      $106,704
                                                       ========      ========
       LIABILITIES AND STOCKHOLDER'S DEFICIT
       -------------------------------------
Current liabilities:
  Current portion of long-term debt.................   $             $  7,109
  Accounts payable..................................     24,800        21,074
  Accrued expenses..................................     12,965        10,807
                                                       --------      --------
    Total current liabilities.......................     37,765        38,990
Long-term debt less current portion.................     73,950        73,950
Other liabilities...................................      2,401         2,194
Deferred income taxes...............................      2,637         3,022
                                                       --------      --------
    Total liabilities...............................    116,753       118,156
                                                       --------      --------
Redeemable preferred stock units....................     12,379        11,834
                                                       --------      --------
Redeemable preferred stock..........................      3,395         3,246
                                                       --------      --------
Common stockholder's deficit:
  Common stock, Class A par value $.01 per share;
   authorized 23,678 shares; 6,408 issued and
   outstanding
  Retained deficit..................................    (24,133)      (26,532)
                                                       --------      --------
    Total stockholder's deficit.....................    (24,133)      (26,532)
                                                       --------      --------
    Total liabilities and stockholder's deficit.....   $108,394      $106,704
                                                       ========      ========

   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                 (in thousands)
                                  (Unaudited)

                                       For the Nine
                                          Months
                                      Ended September    For the Three Months
                                            30,           Ended September 30,
                                     ------------------  ----------------------
                                       2000      1999       2000        1999
                                     --------  --------  ----------  ----------
Net sales..........................  $122,087  $107,971  $   40,653  $   35,962
Cost of sales......................    92,396    79,366      31,360      26,694
                                     --------  --------  ----------  ----------
  Gross profit.....................    29,691    28,605       9,293       9,268
Selling, general and administrative
 expenses..........................    18,576    17,611       5,848       5,947
Amortization expense...............       577       613         190         175
                                     --------  --------  ----------  ----------
  Operating income.................    10,538    10,381       3,255       3,146
Other expenses (income)
  Interest income..................      (679)     (962)       (218)       (249)
  Interest expense.................     6,472     6,902       2,132       2,258
                                     --------  --------  ----------  ----------
Income before income taxes.........     4,745     4,441       1,341       1,137
Provision for income taxes.........     1,862     1,741         525         445
                                     --------  --------  ----------  ----------
Net income.........................  $  2,883  $  2,700  $      816  $      692
                                     ========  ========  ==========  ==========




   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

                  For the Nine Months Ended September 30, 2000
                        (in thousands except share data)
                                  (Unaudited)

                                                                      Total
                                               Common  Retained   Shareholder's
                                               Stock   (Deficit)     Deficit
                                              -------- ---------  -------------
Balance as of December 31, 1999.............. $        $(26,532)    $(26,532)
   Net income for the nine months ended
    September 30, 2000.......................             2,883        2,883
   Redeemable preferred stock unit dividends,
    net of tax of $211.......................              (334)        (334)
   Redeemable preferred stock dividends
    (19,952 shares at $7.50 per share).......              (150)        (150)
                                              -------- --------     --------
Balance as of September 30, 2000............. $        $(24,133)    $(24,133)
                                              ======== ========     ========



   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Nine Months Ended September 30, 2000 and 1999
                                 (in thousands)
                                  (unaudited)

                                                                2000     1999
                                                               -------  -------
Net cash provided by operating activities..................... $ 5,740  $14,719
                                                               -------  -------
Cash flows from investing activities:
  Business acquired, net of cash..............................           (1,667)
  Purchase of property, plant and equipment...................  (2,769)  (1,348)
  Proceeds from sale of assets................................      16       27
  Issuance of notes receivable................................           (4,200)
                                                               -------  -------
  Net cash used by investing activities.......................  (2,753)  (7,188)
                                                               -------  -------
Cash flows from financing activities:
  Repayments of long-term debt................................  (7,109)  (3,246)
                                                               -------  -------
  Net cash used by financing activities.......................  (7,109)  (3,246)
                                                               -------  -------
Net (decrease) increase in cash...............................  (4,122)   4,285
Cash and cash equivalents at beginning of period..............   5,701    9,981
                                                               -------  -------
Cash and cash equivalents at end of period.................... $ 1,579  $14,266
                                                               =======  =======



   The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (unaudited)

1. Report Preparation

   The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company's December 31, 1999 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first nine months of 2000 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company's consolidated financial statements included in the annual report on Form 10-K.

2. Inventories

                                                      September 30, December 31,
                                                          2000          1999
                                                      ------------- ------------
                                                            (in thousands)
      Finished goods.................................    $10,313      $ 9,177
      Work-in-process................................      1,256        1,495
      Raw materials..................................      5,528        5,324
                                                         -------      -------
                                                          17,097       15,996
      Less excess and obsolete reserve...............      1,684        1,504
                                                         -------      -------
                                                         $15,413      $14,492
                                                         =======      =======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

3. Segment Information

   The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company's method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the nine months ended September 30:

                                                               2000      1999
                                                             --------  --------
                                                              (In thousands)
      Net sales to external customers:
        Manufactured Products..............................  $ 61,926  $ 58,083
        Engineering Services...............................    60,161    49,888
                                                             --------  --------
          Total net sales to external customers............  $122,087  $107,971
                                                             ========  ========
      Net sales to internal customers:
        Manufactured Products..............................  $  2,513  $  2,026
        Engineering Services...............................       147       199
                                                             --------  --------
          Total net sales to internal customers............  $  2,660  $  2,225
                                                             ========  ========
      Total net sales
        Manufactured Products..............................  $ 64,439  $ 60,109
        Engineering Services...............................    60,308    50,087
                                                             --------  --------
          Total net sales..................................   124,747   110,196
      Elimination of net sales to internal customers.......     2,660     2,225
                                                             --------  --------
          Total consolidated net sales.....................  $122,087  $107,971
                                                             ========  ========
      Earnings before interest, taxes and amortization:
        Manufactured Products..............................  $ 10,890  $ 10,211
        Engineering Services...............................     3,605     4,383
                                                             --------  --------
          Total segment earnings before interest, taxes and
           amortization....................................    14,495    14,594
      Corporate expenses before interest, taxes and
       amortization........................................    (3,380)   (3,600)
      Amortization.........................................      (577)     (613)
      Interest income......................................       679       962
      Interest expense.....................................    (6,472)   (6,902)
                                                             --------  --------
          Consolidated income before income taxes..........  $  4,745  $  4,441
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

 Three Months Ended September 30, 2000 Compared to Three Months Ended September 30, 1999

   Net Sales: Net sales for the quarter ended September 30, 2000 increased $4.7 million, or 13.0%, to $40.7 million from $36.0 million for the corresponding period in 1999. The Engineering Services Segment's sales increased $4.0 million, or 22.6%, due to the timing and size of projects. For the quarter ended September 30, 2000 the Company had six larger projects with sales in excess of $1.0 million, totalling $13.8 million in sales, compared to four such projects totalling $10.8 million in sales for the quarter ended September 30, 1999. The Manufactured Products Segment's sales increased $0.7 million, or 4.0%, primarily due to increased industrial equipment sales, centrifugal dryer sales, and sales of electronic components, partially offset with decreased steel fabrication sales.

   Gross Profit: Gross profit for the quarter ended September 30, 2000 of $9.3 million approximated the gross profit for the corresponding period in 1999. As a percentage of net sales, the gross profit decreased to 22.9% for the quarter ended September 30, 2000 from 25.8% for the corresponding period in 1999. The decrease resulted from lower margins earned on larger jobs within the Engineering Services Segment and lower margins earned on the sales of industrial capital equipment and sales to original equipment manufacturers within the Manufactured Products Segment.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended September 30, 2000 of $5.8 million were $0.1 million or 1.7% below the selling and administrative expenses of $5.9 million for the corresponding period in 1999 due to lower professional fees, partially offset with the inclusion of selling, general and administrative expenses from Vanco International, Inc. ("Vanco"), which was acquired on September 30, 1999. As a percentage of net sales, selling, general and administrative expenses decreased from 16.5% for the quarter ended September 30, 1999 to 14.4% for the quarter ended September 30, 2000 due to decreased sales.

   Amortization Expense: Amortization expense of the Company for the quarter ended September 30, 2000 of $0.2 million approximated the amortization expense for the corresponding period in 1999.

   Interest Income: Interest income of the Company for the quarter ended September 30, 2000 of $0.2 million approximated the interest income for the quarter ended September 30, 1999.

   Interest Expense: Interest expense of the Company for the quarter ended September 30, 2000 of $2.1 million decreased $0.2 million from $2.3 for the quarter ended September 30, 1999 mainly due to the lower level of debt outstanding.

   Provision for Income Taxes: Provision for income taxes of the Company for the quarter ended September 30, 2000 of $0.5 million was $0.1 million higher than the provision for income taxes for the quarter ended September 30, 1999 of $0.4 million due to the higher income before income taxes.

   Net Income: The net income for the Company for the quarter ended September 30, 2000 of $0.8 million was $0.1 million higher than the net income for the quarter ended September 30, 1999 for the reasons discussed above. Net income as a percentage of net sales increased to 2.0% for the quarter ended September 30, 2000 from 1.9% for the corresponding quarter in 1999.

 Nine Months Ended September 30, 2000 Compared to Nine Months Ended September 30, 1999

   Net Sales: Net sales for the nine months ended September 30, 2000 increased $14.1 million, or 13.1%, to $122.1 million from $108.0 million for the corresponding period in 1999. The Engineering Services Segment's sales increased $10.3 million, or 20.6%, due to the timing and size of projects. For the nine months ended September 30, 2000 the Company had fourteen projects with sales in excess of $1.0 million, totalling $47.9 million, compared to eleven such projects, totalling $37.5 million for the nine months ended September 30, 1999. The Manufactured Products Segment's sales increased $3.8 million, or 6.6%, primarily due to increased sales of industrial capital equipment and the inclusion of sales of Vanco, which was acquired on September 30, 1999.

   Gross Profit: Gross profit for the nine months ended September 30, 2000 increased $1.1 million, or 3.8%, to $29.7 million from $28.6 million for the corresponding period in 1999. As a percentage of net sales, the gross profit decreased to 24.3% for the nine months ended September 30, 2000 from 26.5% for the corresponding period in 1999. The decrease was primarily due to a reduction in the cost of sales of approximately $1.6 million due to the settlement of a lawsuit relating to an engineering contract claim in 1999 and higher margins earned on engineering services projects in 1999 resulting from favorable close outs on completed projects.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the nine months ended September 30, 2000 of $18.6 million represented an increase of $1.0 million, or 5.5%, from $17.6 million for the corresponding period in 1999 primarily due to the inclusion of Vanco's selling, general and administrative expenses in the nine months ended September 30, 2000.

   Amortization Expense: Amortization expense of the Company for the nine months ended ended September 30, 2000 of $0.6 million approximated the amortization expense for the corresponding period in 1999.

   Interest Income: Interest income of the Company of $0.7 million was $0.3 million, or 29.4%, lower than the interest income of $1.0 million for the nine months ended September 30, 1999. This decrease was due to interest received on a lawsuit settlement in 1999 and decreased interest bearing deposits in 2000.

   Interest Expense: Interest expense of the Company for the nine months ended September 30, 2000 of $6.5 million decreased $0.4 million from $6.9 million for the nine months ended September 30, 1999 mainly due to the lower level of debt outstanding.

   Provision for Income Taxes: Provision for income taxes of the Company for the nine months ended September 30, 2000 increased $0.2 million, or 7.0%, to $1.9 million from $1.7 million for the corresponding period in 1999. The increase in the provision for income taxes was due to higher earnings.

   Net Income: The net income for the Company for the nine months ended September 30, 2000 increased $0.2 million, or 6.8%, to $2.9 million from $2.7 million for the nine months ended September 30, 1999 for the reasons discussed above. Net income as a percentage of net sales decreased to 2.4% for the nine months ended September 30, 2000 from 2.5% for the corresponding nine month period in 1999.

Liquidity and Capital Resources

   Net cash provided by operating activities for the nine months ended September 30, 2000 of $5.7 million was generated from net income and non-cash charges and increased accounts payable and accrued expenses partially offset with funds used to increase inventories, accounts receivable and other assets. Included in non-cash charges for the nine months ended September 30, 2000 was depreciation of $2.0 million and amortization of $0.6 million, partially offset with pension overfunding income of $0.7 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

   Cash used in investing activities for the nine months ended September 30, 2000 of $2.8 million was for the Company's regular practice of upgrading and maintaining its equipment base and facilities.

   Cash used in financing activities for the nine months ended September 30, 2000 totalled $7.1 million, and was attributable to the repayment of the Company's revolving line of credit outstanding and the scheduled repayment of notes payable.

   The Company's liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations. The Company will also continue to use its liquidity for the acquisition of a business or product line through strategic acquisitions. As part of the overall business strategy the Company regularly evaluates potential acquisition candidates. Based on current and planned operations, the Company believes that funds provided from operations, along with cash on hand, will be adequate to meet its anticipated debt service requirements, working capital needs and capital expenditures. The Company has a credit facility to provide a $20.0 million revolving line of credit, subject to borrowing base limitations. The term of this facility expires in February, 2001. At September 30, 2000, there were no borrowings under the Senior Credit Facility (excluding $4.2 million in outstanding letters of credit).

Backlog

   The Company's backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at September 30, 2000 had increased $32.4 million, or 44.6%, to $105.1 million from $72.7 million at December 31, 1999. A substantial majority of current backlog is expected to be realized in the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company continues to use its reputation in the United States to expand into international markets. In the nine months ended September 30, 2000 approximately 11% of the Company's net sales were attributable to services provided or products sold for use outside the United States, primarily to Egypt, Australia and Poland. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company's historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company's strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company's foreign operations, or expansion thereof, would not have a material adverse effect on the Company's business, financial condition, results of operations and debt service capability.

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

     27.0--Financial Data Schedule

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

Dated: November 13, 2000

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