Form 10-K405
period 2000-12-31
ELGIN NATIONAL INDUSTRIES INC
filed 2001-03-27
CIK 32346

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ----------------

                                   FORM 10-K

[X]ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                  For the fiscal year ended December 31, 2000

                                       OR

[_]TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                       Commission file number: 333-43523

                               ----------------

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

                                      None

                               ----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SS 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 20, 2001, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant is $0 because all voting stock is held by an affiliate of the registrant.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        ELGIN NATIONAL INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                          Page
 Item                                                                    Number
 ----                                                                    ------
                                 PART I

  1.  BUSINESS........................................................      1

  2.  PROPERTIES......................................................      4

  3.  LEGAL PROCEEDINGS...............................................      4

  4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............      5

                                PART II

  5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
       STOCKHOLDER MATTERS............................................      5

  6.  SELECTED FINANCIAL DATA.........................................      6

  7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
       RESULTS OF OPERATIONS..........................................      7

  7A. MARKET RISK.....................................................     13

  8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................     14

  9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
       FINANCIAL DISCLOSURE...........................................     34

                                PART III

 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............     35

 11.  EXECUTIVE COMPENSATION..........................................     36

 12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..     38

 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................     39

                                PART IV

 14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON
       FORM 8-K.......................................................     40

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

   The Manufactured Products Segment is comprised of Ohio Rod Products Company ("Ohio Rod"), Tabor Machine Company ("Tabor"), Norris Screen and Manufacturing Inc. ("Norris"), Centrifugal and Mechanical Industries ("CMI"), Centrifugal Services, Inc. ("CSI"), Mining Controls, Inc. ("Mining Controls"), Chandler Products ("Chandler"), Clinch River Corporation ("Clinch") Vanco International, Inc. ("Vanco") and Precision Screw & Bolt Inc. ("Precision"). The Engineering Services Segment is comprised of Roberts & Schaefer Company ("R&S") and Soros Associates, Inc. ("Soros").

 Manufactured Products Segment

   The Manufactured Products Segment, through its ten business units, manufactures and markets products used primarily in the industrial equipment, durable goods, mining, mineral processing and electric utility industries. The businesses within the Manufactured Products Segment consist of original equipment manufacturers ("OEM"), suppliers of after-market parts and services and manufacturers of components used by original equipment manufacturers. These businesses have supplied their customers with quality products and services for an average of over 39 years. Representative end-users of the products of the Manufactured Products Segment include Consolidation Coal, General Electric, American Electric Power, Safeguard/Swaco and R B & W Logistics. The Manufactured Products Segment has a broad and diverse customer base, with no single customer accounting for more than 5% of the Segment's sales in 2000.

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

   Net sales for the Manufactured Products Segment for the year ended December 31, 2000, were $80.0 million. Products are sold through in-house sales personnel, as well as independent sales representatives, supported by engineer and technical services support personnel.

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

 Engineering Services Segment

   The Engineering Services Segment provides design, engineering, procurement and construction management services principally to the mining, mineral processing, electric utility and rail and marine transportation industries. Depending upon the needs of the client, these services are provided on either an unbundled (i.e. task-specific) basis or a full project turnkey basis. Historically, the Engineering Services Segment provided its services primarily to the United States coal mining industry. Over the past ten years, the Engineering Services Segment has diversified into markets which include aggregates, industrial minerals, base metals and precious metals. Today, the Engineering Services Segment has a broad, well-balanced customer base within these industries and derived approximately 80% of its net sales from customers outside the coal-mining industry during 2000. Net sales for the Engineering Services Segment for the year ended December 31, 2000 were $83.3 million.

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

   The Engineering Services Segment provides its services, ranging from engineering only services to turnkey project completion, primarily to the mining, mineral processing, electric utility and rail and marine transportation industries, with a diversified customer base including a number of leading domestic and international mining companies, electric utility companies and transportation companies. Engineering only services range in size from under $10,000 to several hundred thousand dollars. The Engineering Services Segment's turnkey services include full project responsibility for the design and construction of mineral processing and bulk material handling facilities. The Engineering Services Segment focuses on turnkey projects of less than $25 million, with most such projects significantly smaller. Total backlog for the Engineering Services Segment at December 31, 2000 was $83.1 million.

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

   The Engineering Services Segment has a broad and diversified customer base, having executed projects in the aggregates, industrial minerals and base metal industries. The Engineering Services Segment has also been successful in further diversifying their markets to include international work. During 2000, approximately 17% of the net sales of the Engineering Services Segment were from international projects.

   The Engineering Services Segment markets its services through internal marketing and sales groups principally located in Chicago and Salt Lake City. Their management and engineering staff participate in the process to adequately price and successfully bid on projects. The Engineering Services Segment also secures projects through partnering or joint bidding arrangements with larger engineering and construction firms or architectural engineers, particularly in the case of international projects. In such arrangements, the Engineering Services Segment will assume specific responsibility for a particular component of a larger project.

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

Employees

   As of December 31, 2000, the Company had approximately 670 employees. Approximately 14 employees of the Company at CMI's St. Louis, Missouri facility are represented by District 8 of the International Association of Machinists and Aerospace Workers ("IAM") and are covered by a contract between CMI and the IAM effective from March 1, 1998 through February 28, 2003. Approximately seven employees of TranService, Inc., a wholly owned subsidiary of the Company, are represented by the United Mine Workers of America ("UMWA") and are covered by the National Bituminous Coal Wage Agreement expiring on December 31, 2002. The Company believes that its relations with its employees are generally good.

ITEM 2. PROPERTIES

   The Company and its businesses conduct operations from the following primary facilities:

                                                                  Approximate
                                           Principal     Owned/     Square
Business                 Location          Function      Leased     Footage
--------            ------------------   -------------   ------   -----------
Elgin               Downers Grove, IL    Headquarters    Leased      6,470
Ohio Rod            Versailles, IN       Manufacturing    Owned     93,350
Chandler Products   Euclid, OH           Manufacturing    Owned     88,000
Mining Controls     Beckley, WV          Manufacturing    Owned     44,925
CMI                 St. Louis, MO        Manufacturing    Owned     63,295
CSI                 Raleigh, IL          Manufacturing    Owned     16,166
                                                         Leased     18,245
Tabor               Bluefield, WV        Manufacturing    Owned     44,000
Norris              Princeton, WV        Manufacturing    Owned     12,700
Clinch River        Cedar Bluff, VA      Manufacturing    Owned     56,300
Precision           Cleveland, OH        Manufacturing   Leased     24,450
Vanco               Waukegan, IL         Distribution    Leased     78,000
R & S               Chicago, IL &        Office          Leased     16,200
                    Salt Lake City, UT   Office          Leased     25,267
Soros               Chicago, IL          Office          Leased      5,800

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

Environmental

   The Company is subject to a variety of foreign, federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials used in its manufacturing processes. The Company has not historically incurred any material adverse effect on its business, financial condition, results of operations or cash flow as a result of the Company's compliance with U.S. federal, state, provincial, local or foreign environmental laws or regulations or remediation costs. Some risk of environmental liability and other costs is inherent, however, in the nature of the businesses conducted by the Manufactured Products Segment, which have been in operation for an average of over 39 years and have performed little invasive testing at their sites. In addition, businesses previously operated by the Company have been sold. There can be no assurance that future identification of contamination at its current or former sites or at third party-owned sites where waste generated by the Company has been disposed of would not have a material adverse effect on the Company's business, results of operations, financial condition or debt service capability. Any failure by the Company to obtain required permits for, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability. Such liability could have a material adverse effect on the Company's business, financial condition, results of operations and debt service capability.

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

   The ability of the Company to pay dividends is governed by restrictive covenants contained in the indenture governing its publicly-held debt as well as restrictive covenants contained in the Company's senior credit facility. As a result of these restrictive covenants, the Company was limited in the amount of dividends it was allowed to pay on December 31, 2000. The Company did not pay any dividends in the years ended December 31, 2000 and 1999.

ITEM 6. SELECTED FINANCIAL DATA

   The following table presents selected historical financial information of the Company, as of the dates and for the periods indicated. The historical financial data as of December 31, 1996, 1997, 1998, 1999 and 2000 was derived from the audited consolidated financial statements of the Company. The selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited consolidated financial statements and notes thereto.

                            Selected Financial Data

                                      Fiscal Year Ended December 31,
                               ------------------------------------------------
                                 1996      1997      1998      1999      2000
                               --------  --------  --------  --------  --------
                                          (dollars in thousands)
Statement of Operations Data:
Net sales....................  $135,651  $139,615  $156,054  $150,307  $163,370
Cost of sales................   100,119   102,744   118,390   110,917   124,378
                               --------  --------  --------  --------  --------
  Gross profit...............    35,532    36,871    37,664    39,390    38,992
Selling, general and
 administrative expenses.....    21,226    21,840    22,100    25,114    24,063
Amortization expense.........     3,085     3,447     2,128       779       775
                               --------  --------  --------  --------  --------
  Operating income...........    11,221    11,584    13,436    13,497    14,154
Other expenses:
  Interest expense, net......     3,340     3,471     8,190     7,844     7,676
                               --------  --------  --------  --------  --------
Income from continuing
 operations before income
 taxes.......................     7,881     8,113     5,246     5,653     6,478
Provision for income taxes...     3,191     3,187     2,141     2,519     2,605
                               --------  --------  --------  --------  --------
Income from continuing
 operations..................     4,690     4,926     3,105     3,134     3,873
Income from discontinued
 operations, net of income
 taxes(a)....................       174       122
                               --------  --------  --------  --------  --------
Income before extraordinary
 items.......................     4,864     5,048     3,105     3,134     3,873
Extraordinary gain (loss) on
 early extinguishment of
 debt, net of income tax(b)..                (582)                380
                               --------  --------  --------  --------  --------
    Net income...............  $  4,864  $  4,466  $  3,105  $  3,514  $  3,873
                               ========  ========  ========  ========  ========
Other Financial Data:
Gross margin %...............      26.2%     26.4%     24.2%     26.2%     23.9%
Depreciation and
 amortization(c).............  $  5,382  $  5,569  $  4,417  $  3,149  $  3,182
Capital expenditures(c)......     1,739     1,974     4,215     2,600     4,337
Net cash provided by
 operating activities........    17,506     1,008     5,388     7,602    10,674
Net cash provided by (used
 in) investing activities....     1,935    (1,948)   (3,939)   (8,506)   (6,395)
Net cash used in financing
 activities..................   (10,785)     (714)     (805)   (3,376)   (6,959)
Operating Unit Data:
Net Sales:
  Manufactured Products
   Segment...................  $ 78,952  $ 78,592  $ 82,097  $ 77,312  $ 80,036
  Engineering Services
   Segment...................    56,699    61,023    73,957    72,995    83,334
                               --------  --------  --------  --------  --------
    Total Net Sales..........  $135,651  $139,615  $156,054  $150,307  $163,370
                               ========  ========  ========  ========  ========
Balance Sheet Data(d):
Cash and cash equivalents....  $ 10,991  $  9,337  $  9,981  $  5,701  $  3,021
Working capital less cash and
 cash equivalents............     5,129    13,898    15,834     7,140    10,219
Property, plant and
 equipment, net..............    13,741    13,582    15,344    15,754    17,935
Total assets.................    95,914   100,351   103,710   106,704   112,464
Total debt...................    26,891    85,751    85,439    81,059    74,100
Redeemable preferred stock
 and redeemable preferred
 stock units.................    35,380    13,226    14,152    15,080    16,006
Stockholder's deficit........    (2,272)  (31,860)  (29,400)  (26,532)  (23,305)

--------
(a) Income from discontinued operations is comprised of earnings of American Fastener Corporation (sold in 1996), along with the associated gain on the sale of the business, net of income taxes.
(b) In 1997 the loss on the early extinguishment of debt resulted from the retirement of subordinated debt from proceeds of the Senior Notes and included amortization of the remaining financing costs and a prepayment penalty. In 1999 the gain on early extinguishment of debt resulted from the repurchase of the Company's senior notes net of amortization of related finance costs.
(c) Excludes depreciation, amortization and capital expenditures related to discontinued operations and extraordinary gain or loss.
(d) Includes the balance sheet data of discontinued operations.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Elgin owns and operates a diversified group of middle-market industrial manufacturing and engineering services businesses. The Company focuses on operating businesses with leading positions in niche markets, consistent profitability, diverse customer bases, efficient production capabilities and broad product lines serving stable industries. The Company is comprised of twelve business units that are organized into two operating segments. Through its Manufactured Products Segment, Elgin is a leading manufacturer and supplier of custom-designed, highly engineered products used by a wide variety of customers in the industrial equipment, durable goods, mining, mineral processing and electric utility industries. Through its Engineering Services Segment, Elgin provides design, engineering, procurement and construction management services for mineral processing and bulk materials handling systems used in the mining, mineral processing, electric utility and the rail and marine transportation industries.

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

                              Company Consolidated
                             (dollars in millions)

                                     For the Fiscal Year Ended December 31,
                                     ----------------------------------------
                                         1998          1999          2000
                                     ------------  ------------  ------------
Net sales........................... $156.1 100.0% $150.3 100.0% $163.4 100.0%
Cost of sales.......................  118.4  75.8   110.9  73.8   124.4  76.1
Gross profit........................   37.7  24.2    39.4  26.2    39.0  23.9
Selling, general & administrative
 expenses...........................   22.1  14.2    25.1  16.7    24.0  14.7
Amortization expense................    2.1   1.4     0.8   0.5     0.8   0.5
Operating income....................   13.5   8.6    13.5   9.0    14.2   8.7
Interest expense, net...............    8.2   5.2     7.9   5.2     7.7   4.7
Income from continuing operations
 before income taxes................    5.3   3.4     5.6   3.8     6.5   4.0
Provision for income taxes..........    2.2   1.4     2.5   1.7     2.6   1.6
Income before extraordinary item....    3.1   2.0     3.1   2.1     3.9   2.4
Extraordinary item, net of income
 taxes..............................                  0.4   0.2
Net income..........................    3.1   2.0     3.5   2.3     3.9   2.4

                         Manufactured Products Segment
                             (dollars in millions)

                                     For the Fiscal Year Ended December 31,
                                     ----------------------------------------
                                         1998          1999          2000
                                     ------------  ------------  ------------
Net sales........................... $ 82.1 100.0% $ 77.3 100.0% $ 80.0 100.0%
Cost of sales.......................   54.3  66.2    50.6  65.4    52.4  65.5
Gross profit........................   27.8  33.8    26.7  34.6    27.6  34.5

                          Engineering Services Segment
                             (dollars in millions)

                                     For the Fiscal Year Ended December 31,
                                     ----------------------------------------
                                         1998          1999          2000
                                     ------------  ------------  ------------
Net sales........................... $ 74.0 100.0% $ 73.0 100.0% $ 83.4 100.0%
Cost of sales.......................   64.1  86.6    60.3  82.6    72.0  86.3
Gross profit........................    9.9  13.4    12.7  17.4    11.4  13.7

 Year Ended December 31, 2000 Compared to Year Ended December 31, 1999

   Net Sales: Net sales for the Manufactured Products Segment for the year ended December 31, 2000 increased $2.7 million, or 3.5%, to $80.0 million from $77.3 million for the corresponding period in 1999. Increased sales of screen and screen parts, industrial capital equipment and electronic components were partially offset with decreased sales of specialty fasteners and decreased steel fabrication sales.

   Net sales for the Engineering Services Segment for the year ended December 31, 2000 increased $10.3 million, or 14.2%, to $83.3 million from $73.0 million for the corresponding period in 1999 due primarily to increased sales of larger engineering jobs with sales greater than $1.0 million. In 2000 the

Engineering Services Segment had $69.7 million in sales from seventeen larger jobs compared to $58.5 million from fifteen jobs for 1999. This increase was partially offset with decreased sales on smaller projects with sales less than $1.0 million. For the year ended December 31, 2000 sales of smaller engineering jobs totaled $13.6 million compared to $14.5 million for the corresponding period in 1999.

   Cost of Sales: Cost of sales for the Manufactured Products Segment for the year ended December 31, 2000 increased $1.8 million, or 3.6%, to $52.4 million from $50.6 million for the corresponding period in 1999 primarily due to an overall increased sales level. The Manufactured Products Segment's cost of sales as a percentage of net sales increased slightly to 65.5% for the year ended December 31, 2000 from 65.4% for the corresponding period in 1999.

   Cost of sales for the Engineering Services Segment for the year ended December 31, 2000 increased $11.7 million, or 19.3%, to $72.0 million from $60.3 million for the corresponding period in 1999. The cost of sales for the year ended December 31, 1999 included a reduction of approximately $1.6 million due to the favorable settlement of a lawsuit relating to an engineering contract claim. Without the effect of this settlement the cost of sales would have increased $10.1 million primarily due to favorable closeouts on some larger projects in 1999. As a percentage of net sales, the Engineering Services Segment's cost of sales increased to 86.3% for the year ended December 31, 2000 from 82.6% for the corresponding period in 1999.

   Gross Profit: Gross profit for the Manufactured Products Segment for the year ended December 31, 2000 increased $0.9 million, or 3.3%, to $27.6 million from $26.7 million for the corresponding period in 1999 due to the increased sales level. The Manufactured Products Segment's gross profit as a percentage of net sales decreased slightly to 34.5% for the year ended December 31, 2000 from 34.6% for the corresponding period in 1999.

   Gross profit of the Engineering Services Segment for the year ended December 31, 2000 decreased $1.3 million, or 10.2%, to $11.4 million from $12.7 million for the corresponding period in 1999 primarily due to a reduction of the cost of sales of $1.6 million in 1999 due to a settlement of a lawsuit described above and due to higher margins earned on larger projects and to favorable closeouts on some larger projects in 1999, partially offset with the higher sales level in the year ended December 31, 2000. As a percentage of net sales, the Engineering Services Segment's gross profit decreased to 13.7% for the year ended December 31, 2000 from 17.4% for the corresponding period in 1999.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company of $24.1 million for the year ended December 31, 2000 represented a decrease of $1.0 million in comparison to $25.1 million for the corresponding period in 1999 primarily due to lower proposal costs, a decreased provision for receivables within the Engineering Services Segment and higher pension income at Corporate.

   Amortization Expense: Amortization expense of $0.8 million for the year ended December 31, 2000 approximated the amortization expense in 1999.

   Operating Income: Operating income of the Company for the year ended December 31, 2000 of $14.2 million was $0.7 million higher than the operating income of $13.5 million for the corresponding period in 1999 for the reasons discussed above. Operating income as a percentage of net sales decreased to 8.7% for the year ended December 31, 2000 from 9.0% for the corresponding period in 1999.

   Interest Income: Interest income of the Company for the year ended December 31, 2000 of $0.9 million decreased $0.3 million or 30.0% from $1.2 million for the year ended December 31, 1999. This decrease was due to interest received on a lawsuit settlement described above in 1999 along with decreased interest bearing deposits in 2000.

   Interest Expense Interest expense of the Company for the year ended December 31, 2000 of $8.5 million decreased $0.6 million or 5.9% from $9.1 million for the corresponding period in 1999 due to the decreased debt outstanding.

   Income from Continuing Operations Before Income Taxes: Income from continuing operations before income taxes for the year ended December 31, 2000 increased $0.8 million, or 14.6%, to $6.5 million from $5.7 million for the corresponding period in 1999 for the reasons discussed above. Income from continuing operations, before income taxes, as a percentage of net sales was 4.0% for the year ended December 31, 2000 compared to 3.8% for the year ended 1999.

   Provision for Income Taxes: Provision for income taxes for the year ended December 31, 2000 increased $0.1 million to $2.6 million from $2.5 million the year ended December 31, 1999. The Company's effective tax rate decreased to 40% in 2000 from 44% in 1999 primarily due to lower foreign and state taxes.

   Income before Extraordinary Item: Income before extraordinary item for the year ended December 31, 2000 of $3.9 million increased $0.8 million or 23.6% from $3.1 million for the corresponding period in 1999 for the reasons discussed above. Income before extraordinary item as a percentage of net sales increased to 2.4% for the year ended December 31, 2000 from 2.1% for the corresponding period in 1999.

   Extraordinary Item, Net of Income Taxes: The extraordinary item of $0.4 million for the year ended December 31, 1999 was the gain on the early extinguishment of debt that resulted from the repurchase of $11.1 million in Senior Notes at a discount, partially offset with amortization of the remaining financing costs related to the notes repurchased.

   Net Income: The net income for the Company for the year ended December 31, 2000 increased $0.4 million, or 10.2%, to $3.9 million from $3.5 million for the year ended December 31, 1999 for the reasons discussed above. Net income as a percentage of net sales increased to 2.4% for the year ended December 31, 2000 from 2.3% for the corresponding year ended 1999.

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

Liquidity and Capital Resources

   Net cash provided by operating activities for the year ended December 31, 2000 was $10.7 million, due to $7.0 million generated from net income and non-cash charges. and $3.7 million net cash provided by operating assets and liabilities. Cash flows from operations for any specific period are often materially affected by the timing and amounts of payments on contracts of the Engineering Services Segment, and the timing of payments by such Segment for products and services.

   Cash used in investing activities for the year ended December 31, 2000 of $6.4 million consisted of $4.3 million for capital expenditures in accordance with the Company's regular practice of upgrading and maintaining its equipment base and facilities and $2.1 million, net of cash acquired of $0.2 million, for the stock acquisiton of Precision Screw & Bolt Inc. ("Precision") in October, 2000. Precision is a manufacturer of specialty fasteners located in Cleveland, Ohio. Precision has 18 employees and has been in business since 1986.

   Cash used in financing activities for 2000 of $7.0 million included $7.0 million for the repayment of principal outstanding on the revolver loan and $0.1 million of scheduled debt repayments, partially offset with $0.1 million in borrowings on a mortgage in connection with land purchased.

   The Company's liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations. Based on current and planned operations the Company believes that funds provided by operations, along with cash on hand, will be adequate to meet its anticipated debt service requirements, working capital needs and capital expenditures. At December 31, 2000 the Company had a Senior Credit Facility which provided a $20.0 million revolving line of credit, subject to borrowing base limitations. There were no borrowings under the Senior Credit Facility (excluding $3.6 million in outstanding letters of credit and excluding payment and performance bonds) at that date. On January 18, 2001 the Senior Credit Facility was amended to increase the borrowing capacity of the revolver loan up to $23,000,000 (less any outstanding letters of credit) based on a monthly variable borrowing base. In addition the Senior Credit Facility was amended to include a $12,000,000 term loan. Both the revolver and the term loan have a maturity of January 18, 2005. The term loan will require quarterly principal payments of $750,000 beginning April 2001. The increased debt capacity of the amended Senior Credit Facility has allowed the Company to acquire Leland Powell Fasteners, Inc. ("Leland") on January 18, 2001. The purchase price of Leland was approximately $20 million. Leland is a manufacturer of specialty fasteners located in Martin, Tennessee. Leland Powell has 53 employees and has been in business since 1968.

Backlog

   The Company's backlog consists primarily of that portion of contracts for the Engineering Services Segment that have been awarded but not performed and also includes open orders for the Manufactured Products Segment. Backlog at December 31, 2000 was $92.5 million. Approximately $9.3 million relates to the Manufactured Products Segment, with the remainder of $83.2 million relating to the Engineering Services Segment. Within the Engineering Services Segment's backlog at December 31, 2000, $57.8 million relates to three engineering, procurement and construction management projects of material handling systems, and $5.0 million relates to the procurement of coal processing equipment for a coal preparation facility. A majority of the current backlog is expected to be realized within the next twelve months.

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

ITEM 7A. MARKET RISK

   In 2000, approximately 11% of the Company's net sales were attributable to products sold or services provided outside of the United States. In 2000, the majority of the Company's foreign sales were to companies located in Egypt, Australia, and Poland. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party in the transactions.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Index to Consolidated Financial Statements of Elgin National Industries, Inc.

                                                                          Page
                                                                          ----
Report of Independent Accountants--Ernst & Young, L.L.P..................  15

Consolidated Balance Sheets as of December 31, 2000 and December 31,
 1999....................................................................  16

Consolidated Statements of Income for the years ended December 31, 2000,
 1999 and 1998...........................................................  17

Consolidated Statements of Changes in Common Stockholder's Deficit for
 the years ended December 31, 2000, 1999 and 1998........................  18

Consolidated Statements of Cash Flows for the years ended December 31,
 2000, 1999 and 1998.....................................................  19

Notes to Consolidated Financial Statements...............................  20

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder
Elgin National Industries, Inc.

   We have audited the balance sheets of Elgin National Industries, Inc. and Subsidiary Companies as of December 31, 2000 and 1999, and the related statements of income, changes in common stockholder's deficit and cash flows for each of the three years ended December 31, 2000. Our audit also included the financial schedule listed in the index at Item 14(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elgin National Industries, Inc. and Subsidiary Companies as of December 31, 2000 and 1999 and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 2000, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic statements, taken as a whole, presents fairly in all material respects the information set therein.

                                          Ernst & Young LLP

Chicago, Illinois
February 21, 2001

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                           December 31, 2000 and 1999
                        (in thousands except share data)

                          ASSETS                              2000      1999
                          ------                            --------  --------
Current assets:
  Cash and cash equivalents................................ $  3,021  $  5,701
  Accounts receivable, net.................................   29,072    27,425
  Inventories, net.........................................   15,838    14,492
  Prepaid expenses and other assets........................    2,202       891
    Deferred income taxes..................................    3,251     3,322
                                                            --------  --------
Total current assets.......................................   53,384    51,831
Property, plant and equipment, net.........................   17,935    15,754
Loans receivable to related parties........................    7,833     7,833
Other assets...............................................   24,789    23,686
Goodwill and intangibles...................................    8,523     7,600
                                                            --------  --------
    Total assets........................................... $112,464  $106,704
                                                            ========  ========

       LIABILITIES AND COMMON STOCKHOLDER'S DEFICIT
       --------------------------------------------

Current liabilities:
  Current portion of long-term debt........................ $     50  $  7,109
  Accounts payable.........................................   29,326    21,074
  Accrued expenses.........................................   10,768    10,807
                                                            --------  --------
    Total current liabilities..............................   40,144    38,990
Long-term debt less current portion........................   74,050    73,950
Other liabilities..........................................    2,153     2,194
Deferred income taxes......................................    3,416     3,022
                                                            --------  --------
    Total liabilities......................................  119,763   118,156
                                                            --------  --------
Redeemable preferred stock units...........................   12,561    11,834
                                                            --------  --------
Redeemable preferred stock.................................    3,445     3,246
                                                            --------  --------
Common stockholder's deficit:
  Common stock, Class A par value $.01 per share;
   authorized 23,678 shares; 6,408 issued and outstanding
   as of December 31, 2000 and 1999
  Retained deficit.........................................  (23,305)  (26,532)
                                                            --------  --------
    Total common stockholder's deficit.....................  (23,305)  (26,532)
                                                            --------  --------
    Total liabilities and stockholder's deficit............ $112,464  $106,704
                                                            ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                   2000      1999      1998
                                                 --------  --------  --------
Net sales....................................... $163,370  $150,307  $156,054
Cost of sales...................................  124,378   110,917   118,390
                                                 --------  --------  --------
  Gross profit..................................   38,992    39,390    37,664
Selling, general and administrative expenses....   24,063    25,114    22,100
Amortization expense............................      775       779     2,128
                                                 --------  --------  --------
  Operating income..............................   14,154    13,497    13,436
Other expenses (income)
  Interest income...............................     (850)   (1,215)   (1,093)
  Interest expense..............................    8,526     9,059     9,283
                                                 --------  --------  --------
Income before income taxes......................    6,478     5,653     5,246
Provision for income taxes......................    2,605     2,519     2,141
                                                 --------  --------  --------
Income before extraordinary item................    3,873     3,134     3,105
                                                 --------  --------  --------
Extraordinary gain on early extinguishment of
 debt, net of tax of $239.......................                380
                                                 --------  --------  --------
Net income...................................... $  3,873  $  3,514  $  3,105
                                                 ========  ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S DEFICIT
              For the Years Ended December 31, 2000, 1999 and 1998
                        (in thousands except share data)

                                                                     Total
                                               Common Retained   Stockholder's
                                               Stock  (Deficit)     Deficit
                                               ------ ---------  -------------
Balance as of December 31, 1997............... $      $(31,860)    $(31,860)
Net income for the year ended December 31,
 1998.........................................           3,105        3,105
Redeemable preferred stock dividends (19,952
 shares at $10.00 per share)..................            (199)        (199)
Redeemable preferred stock unit dividend
 equivalent, net of tax of $281...............            (446)        (446)
                                               -----  --------     --------
Balance as of December 31, 1998...............         (29,400)     (29,400)
                                               =====  ========     ========
Net income for the year ended December 31,
 1999.........................................           3,514        3,514
Redeemable preferred stock dividends ( 19,952
 shares at $10.00 per share)..................            (200)        (200)
Redeemable preferred stock unit dividend
 equivalent, net of tax of $281...............            (446)        (446)
                                               -----  --------     --------
Balance as of December 31, 1999...............         (26,532)     (26,532)
                                               -----  --------     --------
Net income for the year ended December 31,
 2000.........................................           3,873        3,873
Redeemable preferred stock dividends (19,952
 shares at $10.00 per share)..................            (200)        (200)
Redeemable preferred stock unit dividend
 equivalent, net of tax of $281...............            (446)        (446)
                                               -----  --------     --------
Balance as of December 31, 2000............... $      $(23,305)    $(23,305)
                                               =====  ========     ========


   The accompanying notes are an integral part of the consolidated financial statements.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
              For the Years Ended December 31, 2000, 1999 and 1998
                                 (in thousands)

                                                     2000      1999     1998
                                                    -------  --------  -------
Cash flows from operating activities:
  Net income....................................... $ 3,873  $  3,514  $ 3,105
  Adjustments to reconcile net income to net cash
   provided by operating activities:
    Depreciation...................................   2,407     2,370    2,289
    Amortization...................................     775       779    2,128
    Provision (benefit) for deferred income taxes..     746       235     (234)
    Provision for doubtful accounts and notes
     receivable....................................     356       907       95
    Provision for inventories......................     256       332      570
    Gain on the early retirement of debt...........              (619)
    Income from pension overfunding................  (1,427)   (1,174)  (1,125)
    Gain on the disposal of assets.................      (5)      (20)    (112)
  Changes in assets and liabilities:
    Accounts receivable............................  (1,644)       54     (129)
    Inventories....................................  (1,340)      (50)    (953)
    Prepaid expenses and other assets..............    (987)   (1,766)     169
    Accounts payable, accrued expenses, and other
     liabilities...................................   7,664     3,040     (415)
                                                    -------  --------  -------
      Net cash provided by operating activities....  10,674     7,602    5,388
                                                    -------  --------  -------
Cash flows from investing activities:
  Proceeds from the sale of assets.................      20        41      276
  Purchase of property, plant and equipment........  (4,337)   (2,600)  (4,215)
  Issuance of notes receivable to related parties..            (4,200)
  Business acquired, net of cash...................  (2,078)   (1,747)
                                                    -------  --------  -------
      Net cash used by investing activities........  (6,395)   (8,506)  (3,939)
                                                    -------  --------  -------
Cash flows from financing activities:
  Debt issuance costs..............................                       (493)
  Borrowings on long-term debt.....................     150     7,000
  Repayments of long-term debt.....................  (7,109)  (10,376)    (312)
                                                    -------  --------  -------
      Net cash used in financing activities........  (6,959)   (3,376)    (805)
                                                    -------  --------  -------
Net (decrease) increase in cash....................  (2,680)   (4,280)     644
Cash and cash equivalents at beginning of period...   5,701     9,981    9,337
                                                    -------  --------  -------
Cash and cash equivalents at end of period......... $ 3,021  $  5,701  $ 9,981
                                                    =======  ========  =======

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

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

 (f) Property, Plant and Equipment

   Property, plant and equipment are stated at cost. Depreciation is computed principally using the straight-line and double declining-balance methods over the estimated useful lives of the related assets which range from 3 to 30 years. Maintenance and repair costs are charged to earnings as incurred. Costs of major improvements are capitalized.

 (g) Goodwill and Intangibles

   The excess of cost over fair value of the net assets acquired is reflected in the consolidated financial statements as goodwill and is being amortized using the straight-line method over a period of twenty years. The Company assesses recoverability of goodwill based on an evaluation of undiscounted projected cash flows of the acquired business through the remaining amortization period. If an impairment exists, the amount of such impairment is calculated based on the difference between the carrying value and the estimated fair value of the asset.

   Intangibles consist primarily of financing and acquisition costs and are being amortized using the straight-line method over a period of three to ten years.

 (h) Income Taxes

   Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at December 31, 2000 and 1999 based on tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

 (k) Shipping Costs

   The Company classifies shipping costs incurred to physically move product from the seller's place of business to the buyer's designated location as selling costs. Shipping costs were $527,000, $557,000 and $560,000 for the years ended December 31, 2000, 1999 and 1999 respectively.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

 (l) Adoption of Accounting Principles

   The Company will implement the provisions of Statement of Accounting Standards No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which will be effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. The Company will be required to adopt SFAS No. 133 on January 1, 2001. Management believes the adoption of SFAS No. 133 will not have a material effect on the Company.

 (m) Reclassification

   Certain amounts in the 1999 and 1998 financial statements have been reclassified to conform to the 2000 presentation.

3. Accounts Receivable

   Accounts receivable consist of:

                                                                December 31,
                                                               ---------------
                                                                2000    1999
                                                               ------- -------
                                                               (in thousands)
   Trade accounts............................................. $ 9,046 $ 9,558
                                                               ------- -------
   Construction contracts:
     Billed...................................................  16,578  13,782
     Costs and estimated earnings in excess of billings on
      contracts...............................................     468   2,307
     Retainage due upon completion of contracts...............   3,527   2,040
                                                               ------- -------
                                                                20,573  18,129
                                                               ------- -------
   Other receivables..........................................     313     399
                                                               ------- -------
                                                                29,932  28,086
   Less allowance for doubtful accounts.......................     860     661
                                                               ------- -------
                                                               $29,072 $27,425
                                                               ======= =======

   Billings exceeded related costs and gross profit recognized on certain contracts by $16,762,000 and $11,094,000 as of December 31, 2000 and 1999,
respectively. These amounts are classified as current liabilities in the accompanying consolidated balance sheets.

   It is estimated that the majority of the retainage due upon completion of contracts at December 31, 2000 will be collected in 2001.

   A significant portion of the Company's business activity is concentrated within the coal mining industry. Accounts receivable at December 31, 2000 and 1999 from companies within the coal mining industry were $17,300,000 and $17,306,000, respectively.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

4. Inventories

   Inventories consist of:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
   Finished goods.............................................. $10,168 $ 9,177
   Work-in-process.............................................   1,356   1,495
   Raw materials...............................................   5,916   5,324
                                                                ------- -------
                                                                 17,440  15,996
   Less excess and obsolete reserve............................   1,602   1,504
                                                                ------- -------
                                                                $15,838 $14,492
                                                                ======= =======

5. Property, Plant and Equipment

   Property, plant and equipment, at cost, consist of:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
   Land........................................................ $ 2,176 $ 1,926
   Buildings and improvements..................................   9,645   7,282
   Machinery and equipment.....................................  21,181  19,476
                                                                ------- -------
                                                                 33,002  28,684
   Less accumulated depreciation...............................  15,067  12,930
                                                                ------- -------
                                                                $17,935 $15,754
                                                                ======= =======

   Depreciation expense for the years ended December 31, 2000, 1999 and 1998 was $2,407,000, $2,370,000 and $2,289,000, respectively.

6. Goodwill and Intangibles

   The components of goodwill and intangibles are as follows:

                                                                 December 31,
                                                                ---------------
                                                                 2000    1999
                                                                ------- -------
                                                                (in thousands)
   Goodwill.................................................... $ 9,457 $ 7,759
   Financing and acquisition costs.............................   3,793   4,192
                                                                ------- -------
                                                                 13,250  11,951
   Less accumulated amortization...............................   4,727   4,351
                                                                ------- -------
                                                                $ 8,523 $ 7,600
                                                                ======= =======

   Amortization expense, including amounts related to the early extinguishment of debt, was $775,000, $1,164,000 and $2,128,000, for the years ended December 31, 2000, 1999 and 1998, respectively.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

7. Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of:

                                                                December 31,
                                                               ---------------
                                                                2000    1999
                                                               ------- -------
                                                               (in thousands)
   Accounts payable--trade.................................... $12,126 $ 9,596
   Accounts payable--other....................................     438     384
   Billings on contracts in excess of costs and gross profit
    recognized................................................  16,762  11,094
   Accrued payroll and commissions............................   3,220   3,229
   Other accruals.............................................   7,548   7,578
                                                               ------- -------
                                                               $40,094 $31,881
                                                               ======= =======

8. Income Taxes

   The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset of which their approximate tax effect are as follows:

                                                                December 31,
                                                               ----------------
                                                                2000     1999
                                                               -------  -------
                                                               (in thousands)
   Accounts receivable........................................ $   440  $   209
   Inventories................................................     487      540
   Accrued expenses...........................................   2,200    2,302
   Intangibles................................................   1,668    1,935
   Redeemable preferred stock units...........................   4,300    3,927
   State net operating loss carry forward.....................     124      271
                                                               -------  -------
     Total deferred tax asset.................................   9,219    9,184
                                                               -------  -------
   Prepaid pension............................................  (8,734)  (8,145)
   Property plant & equipment.................................    (650)    (739)
                                                               -------  -------
     Total deferred tax liability.............................  (9,384)  (8,884)
                                                               -------  -------
   Net deferred tax (liability) asset......................... $  (165) $   300
                                                               =======  =======

   The components of the provision (benefit) for income taxes are:

                                                          Years Ended December
                                                                  31,
                                                          ---------------------
                                                           2000   1999    1998
                                                          ------ ------  ------
                                                             (in thousands)
   Current
     Federal............................................. $1,761 $2,133  $2,015
     State...............................................    354    468     253
     Foreign.............................................     25    209     107
   Deferred
     Federal.............................................    381    (43)   (192)
     State...............................................     84     (9)    (42)
                                                          ------ ------  ------
                                                          $2,605 $2,758  $2,141
                                                          ====== ======  ======

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

8. Income Taxes, continued

   Allocation of the provision for income taxes in the 2000, 1999 and 1998 consolidated statements of income include the following:

                                                         Years Ended December
                                                                  31,
                                                        -----------------------
                                                         2000    1999    1998
                                                        ------- ------- -------
                                                            (in thousands)
   Continuing operations............................... $ 2,605 $ 2,519 $ 2,141
   Extraordinary gain--tax.............................             239
                                                        ------- ------- -------
                                                        $ 2,605 $ 2,758 $ 2,141
                                                        ======= ======= =======

   The Company's effective tax rates of 40%, 44% and 41% for the years ended December 31, 2000, 1999 and 1998, respectively, differ from the statutory federal tax rate of 34% as follows:

                                                           Years Ended December
                                                                   31,
                                                           --------------------
                                                            2000   1999   1998
                                                           ------ ------ ------
                                                              (in thousands)
   Income before income taxes............................. $6,478 $6,272 $5,246
                                                           ====== ====== ======
   Statutory federal income tax........................... $2,203 $2,133 $1,784
   State taxes, net of federal benefit....................    234    309    167
   Foreign sales corporation income tax...................     65     47     45
   Other items............................................    103    269    145
                                                           ------ ------ ------
                                                           $2,605 $2,758 $2,141
                                                           ====== ====== ======

   The Company made cash payments for income taxes totalling $2,704,000, $2,022,000 and $2,307,000 during the years ended December 31, 2000, 1999 and 1998, respectively.

9. Long-Term Debt

   Long-term debt consists of:

                                       Interest Rate at           December 31,
                                         December 31,   Year of  ---------------
         Type of Issue                       2000       Maturity  2000    1999
         -------------                 ---------------- -------- ------- -------
                                                                 (in thousands)
   Fixed rate:
     Senior notes....................       11.00%        2007   $73,950 $73,950
     Notes payable...................        6.00%        2000               109
     Mortgage payable................        0.00%        2003       150
   Variable rate:
     Revolver loan...................                     2000             7,000
                                                                 ------- -------
   Total long-term debt..............                             74,100  81,059
   Less current maturities...........                                 50   7,109
                                                                 ------- -------
   Total non-current long-term debt..                            $74,050 $73,950
                                                                 ======= =======

   Under the terms of the Bank Credit Agreement, the revolver loan had a borrowing capacity of up to $20,000,000 (less any outstanding letters of credit) based upon a monthly variable borrowing base. At December 31, 2000, the Company's available borrowing base of $18,919,000 less the outstanding letters of credit of $3,631,000 resulted in an available portion of the revolving credit facility of $15,288,000. The

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

9. Long-Term Debt, continued

revolver interest was at either (a) the greater of Federal Funds Rate plus 0.5% or the bank's reference rate, or (b) LIBOR plus 1.5%. A commitment fee of 3/10% per annum on unused borrowable money under the revolving loan and a 1.5% per annum fee for outstanding letters of credit is payable to the bank quarterly.

   The Company's accounts receivable and inventory were pledged under the terms of the Bank Credit Agreement as of December 31, 2000.

   On January 18, 2001 the Bank Credit Agreement was amended to increase the borrowing capacity of the revolver loan up to $23,000,000 (less any outstanding letters of credit) based on a monthly variable borrowing base. In addition the Bank Credit Agreement was amended to include a $12,000,000 term loan. Both the revolver and the term loan portions of the Bank Credit Agreement have a maturity of January 18, 2005. The term loan will require quarterly principal payments of $750,000 beginning April 2001. In addition to the collateral pledged as of December 31, 2000 the Company has pledged its remaining assets for the amended and restated Bank Credit Agreement.

   The Bank Credit Agreement contains certain restrictive covenants, which, among other things, limit the amount of indebtedness, limit the payment of dividends and require the maintenance of certain financial ratios.

   Annual principal payments on long-term debt at December 31, 2000 were as follows (in thousands):

                                                        Senior  Mortgage
                                                         Notes    loan    Total
                                                        ------- -------- -------
   2001................................................           $ 50   $    50
   2002................................................             50        50
   2003................................................             50        50
   2004................................................
   2005................................................
   2006 and thereafter................................. $73,950           73,950
                                                        -------   ----   -------
                                                        $73,950   $150   $74,100
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

   Year                                                               Percentage
   ----                                                               ----------
   2002..............................................................   105.500%
   2003..............................................................  103.667%
   2004..............................................................  101.833%
   2005 and thereafter...............................................   100.000%

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

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

9. Long-Term Debt, continued

   The senior notes are unsecured obligations and are guaranteed by the Company's material domestic subsidiaries.

   In 1999 the Company repurchased $11,050,000 of the senior notes at a discount of $1,004,000. The gain on early extinguishment of debt is reduced by the amortization of financing costs of $385,000, and is shown net of tax.

   The Company's interest expense for the years ended December 31, 2000, 1999 and 1998 was $8,526,000, $9,059,000 and $9,283,000, respectively. The Company made cash payments for interest totalling $8,557,000, $9,218,000 and $9,283,000, respectively, during 2000, 1999 and 1998.

   The weighted average interest rate on short term borrowings for 2000 was 7.97%.

   Based upon the Company's ability to obtain financing under similar terms, the estimated fair value of the Company's long-term debt including the current portion was $61,529,000, and $66,269,000 at December 31, 2000 and December 31, 1999, respectively.

10. Redeemable Preferred Stock Units

   In exchange for amounts owed to certain officers, the Company granted to them redeemable preferred stock units redeemable on December 31, 2007 with an aggregate principal value of $7,274,000 provided, that, the Company's obligation to make a redemption payment at such time is subject to the restrictions contained in the agreement governing the 11% senior notes due 2007.

   The Company had accrued dividend equivalent amounts equal to $5,287,000 and $4,560,000 at December 31, 2000 and 1999, respectively. The redeemable preferred stock units accrue at 10% per annum. Principal and accrued dividend equivalent amounts were $12,561,000 and $11,834,000 at December 31, 2000 and 1999, respectively, and will be paid in tandem with the Company's redeemable preferred stock dividend and redemption payments.

11. Redeemable Preferred Stock

   The Company has 550,000 shares of $1.00 par value redeemable preferred stock authorized with 19,952 shares issued and outstanding at December 31, 2000. The redeemable preferred stock is mandatorily redeemable at $100 per share totalling $1,995,000 for all shares currently outstanding, plus all accrued and unpaid dividends thereon on December 31, 2007 or upon the occurrence of a qualified public offering or other sale of the Company.

   The redeemable preferred stock has a preferential liquidation value of $100 per share and accrues cumulative preferred dividends at 10% per annum of the liquidation value. Dividends accrue cumulatively at a rate of 10% per annum. Redeemable preferred stock has no voting rights.

   The Company had accrued dividends of $1,450,000 and $1,251,000 as of December 31, 2000 and 1999, respectively.

12. Pension and Profit Sharing Plans

   The Company has a noncontributory defined benefit plan which is open to all eligible, full-time, nonunion employees and is salary related and integrated with Social Security. The Company's funding policy for the plan is to fund the minimum annual contribution required by applicable regulations. Pension plan assets are primarily invested in bonds, corporate notes and common stock.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

12. Pension and Profit Sharing Plans, continued

   In 1995, the Company established a nonqualified supplemental employee retirement plan ("SERP") for certain employees whose pension benefits were limited by the Omnibus Budget Reconciliation Act of 1993, the Employee Retirement Income Security Act and the Uruguay Round General Agreement on Tariffs and Trade ("GATT").

   In 1999, the Company changed the actuarial valuation period from a calendar year to the period from October 1 to September 30 of each year. Accordingly, the following information for the years ended December 31, 2000 and 1999 has been obtained from the actuarial computation for the years ended September 30, 2000 and 1999, respectively.

   The change in the benefit obligation is as follows for the years ended December 31:

                                                                2000     1999
                                                               -------  -------
                                                               (in thousands)
   Projected benefit obligation at beginning of year.......... $20,067  $21,926
   Service cost--benefits earned during the period............   1,036    1,106
   Interest cost on projected benefit obligation..............   1,222    1,231
   Plan amendments............................................     459
   Actuarial (gains) losses...................................   1,687   (2,041)
   Benefit payments...........................................  (1,477)  (2,155)
                                                               -------  -------
   Projected benefit obligation at end of year................ $22,994  $20,067
                                                               =======  =======

   The change in plan assets is as follows for the years ended December 31:

                                                                2000     1999
                                                               -------  -------
                                                               (in thousands)
   Fair value of plan assets at beginning of year............. $42,996  $39,051
   Actual return on plan assets...............................   4,593    5,657
   Employer contributions.....................................
   Benefit payments...........................................  (1,477)  (1,712)
                                                               -------  -------
   Fair value of plan assets at end of year................... $46,112  $42,996
                                                               =======  =======

                                                              2000     1999
                                                             -------  -------
                                                             (in thousands)
   Plan assets in excess of projected benefit obligations... $23,118  $22,929
   Unrecognized amounts:
     Prior service cost.....................................     408     (127)
     Net gain...............................................  (2,391)  (3,006)
                                                             -------  -------
   Prepaid pension cost..................................... $21,135  $19,796
                                                             =======  =======

   Prepaid pension cost included in other assets at December 31, 2000 and 1999, was $22,517,000 and $21,090,000, respectively. Pension costs included in other liabilities at December 31, 2000 and 1999, was $1,382,000 and $1,294,000,
respectively.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

12. Pension and Profit Sharing Plans, continued

   At December 31, 2000 and 1999, respectively, the Company's SERP projected benefit obligation of $1,111,000 and $1,731,000 was not funded.

   Weighted average assumptions as of December 31:

                                                                     2000  1999
                                                                     ----  ----
   Settlement rate.................................................. 6.00% 6.25%
   Long term rate of return on assets............................... 9.00  9.00
   Rate of compensation increase.................................... 5.50  5.50

   Components of net periodic pension cost are as follows for the years ended:

                                                     2000     1999     1998
                                                    -------  -------  -------
                                                        (in thousands)
   Service cost--benefits earned during the
    period........................................  $ 1,036  $ 1,106  $   916
   Interest cost on projected benefit obligation..    1,222    1,231    1,181
   Expected return on assets......................   (3,538)  (3,316)  (2,899)
   Net amortization of prior service cost.........      (76)     218       (6)
   Net amortization of prior losses...............       17       84
                                                    -------  -------  -------
   Net periodic pension benefit...................  $(1,339) $  (677) $  (808)
                                                    =======  =======  =======

   In addition the Company makes contributions to a union-administered pension plan for certain employees who do not participate in the Company's pension plan. The Company's aggregate expense for these plans for the years ended December 31, 2000, 1999 and 1998 was $47,000, $49,000 and $56,000,
respectively.

   The Company has a combined 401(k) employee savings and profit sharing plan for all eligible, full time non-union employees. Contributions to the plan are based upon management's discretion. The Company's aggregate expense for these plans for the years ended December 31, 2000, 1999 and 1998 was $1,240,000, $1,036,000 and $1,266,000, respectively.

   In addition the Company established during 1995 a non-qualified profit sharing plan for certain employees whose 401(k) benefits were also limited to the Omnibus Budget Reconciliation Act of 1993, the Employee Retirement Income Security Act and the Uruguay Round General Agreement on Tariffs and Trade ("GATT"). The Company's expense for this plan in 2000, 1999 and 1998 was $36,000, $12,000 and $37,000, respectively.

13. Leases

   The Company has entered into noncancellable operating leases, primarily for office space, vehicles and equipment, that have initial or remaining terms of more than one year.

   Future minimum annual rental expenditures are as follows:

                                                                         (in
      Year                                                            thousands)
      ----                                                            ---------
      2001...........................................................  $ 1,812
      2002...........................................................    1,534
      2003...........................................................    1,337
      2004...........................................................    1,185
      2005...........................................................      882
      2006 and thereafter............................................      218
                                                                       -------
                                                                       $ 6,968
                                                                       =======

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

13. Leases, continued

   Rental expense for the twelve months ended December 31, 2000, 1999 and 1998 was $1,941,000, $1,634,000 and $1,453,000, respectively.

14. Related Party Transactions

   At December 31, 2000 and 1999, the Company had the following outstanding notes receivable and note payable with related parties:

     (I) Two notes receivable from a limited partnership owned by an officer with principal due on each in the amount of $1,000,000 in December, 2007. Prepayment is required if the value to be paid under the redeemable preferred stock units at the time of payment is less than the aggregate amount of the principal and interest outstanding. Interest accrues at 5.35% and 6.31%, respectively, and is payable at the earlier of prepayment or maturity. Interest earned for each of the years ended December 31, 2000, 1999 and 1998 was $117,000.

     (II) Notes receivable from certain officers in the total principal amount of $1,033,000, $600,000 and $4,200,000 due in December, 2007.
  Interest accrues at 6.42%, 6.31% and 5.37%, respectively, per annum. Interest earned was $330,000, $217,000, and $104,000, respectively, for the years ended December 31, 2000, 1999 and 1998.

     (III) Subject to an offset agreement, notes receivable and a note payable in the amount of $1,603,000 with a limited partnership owned by an officer. These notes accrue interest at 5.35% annually. All notes are due in December, 2007.

15. Contingencies

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

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

16. Segment Information

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

                                                     2000      1999      1998
                                                   --------  --------  --------
                                                         (In thousands)
Net sales to external customers:
  Manufactured Products..........................  $ 80,036  $ 77,312  $ 82,097
  Engineering Services...........................    83,334    72,995    73,957
                                                   --------  --------  --------
    Total net sales to external customers........  $163,370  $150,307  $156,054
                                                   ========  ========  ========
Net sales to internal customers:
  Manufactured Products..........................  $  3,393  $  2,638  $  2,634
  Engineering Services...........................       227       225       656
                                                   --------  --------  --------
    Total net sales to internal customers........  $  3,620  $  2,863  $  3,290
                                                   ========  ========  ========
Total net sales:
  Manufactured Products..........................  $ 83,429  $ 79,950  $ 84,731
  Engineering Services...........................    83,561    73,220    74,613
                                                   --------  --------  --------
    Total net sales..............................   166,990   153,170   159,344
    Elimination of net sales to internal
     customers...................................     3,620     2,863     3,290
                                                   --------  --------  --------
    Total consolidated net sales.................  $163,370  $150,307  $156,054
                                                   ========  ========  ========
Earnings before interest, taxes and amortization:
  Manufactured Products..........................  $ 14,543  $ 14,305  $ 16,045
  Engineering Services...........................     4,641     4,785     3,907
                                                   --------  --------  --------
    Total segment earnings before interest, taxes
     and amortization............................    19,184    19,090    19,952
Amortization.....................................      (775)     (779)   (2,128)
Interest income..................................       850     1,215     1,093
Interest expense.................................    (8,526)   (9,059)   (9,283)
Corporate expenses before interest, taxes and
 amortization....................................    (4,255)   (4,814)   (4,388)
                                                   --------  --------  --------
    Consolidated income from continuing
     operations before income taxes..............  $  6,478  $  5,653  $  5,246
                                                   ========  ========  ========
Capital expenditures:
  Manufactured Products..........................  $  1,535  $  2,056  $  3,821
  Engineering Services...........................       203       137       250
                                                   --------  --------  --------
    Total segment capital expenditures...........     1,738     2,193     4,071
    Corporate....................................     2,599       407       144
                                                   --------  --------  --------
    Total capital expendituures..................  $  4,337  $  2,600  $  4,215
                                                   ========  ========  ========

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

16. Segment Information, continued

                                                         2000     1999    1998
                                                       -------- -------- ------
                                                            (In thousands)
Depreciation:
  Manufactured Products............................... $  2,206 $  2,160 $2,030
  Engineering Services................................      169      184    224
                                                       -------- -------- ------
    Total segment depreciation........................    2,375    2,344  2,254
    Corporate.........................................       32       26     35
                                                       -------- -------- ------
    Total depreciation................................ $  2,407 $  2,370 $2,289
                                                       ======== ======== ======
Assets:
  Manufactured Products............................... $ 40,653 $ 39,228
  Engineering Services................................   22,288   19,305
                                                       -------- --------
  Total segment assets................................   62,941   58,533
  Corporate and other.................................   49,523   48,171
                                                       -------- --------
    Total assets...................................... $112,464 $106,704
                                                       ======== ========

   The following is sales information by geographic area for the years ended December 31:

                                                       2000      1999     1998
                                                     --------- -------- --------
   United States...................................  $ 145,178 $131,317 $118,145
   Foreign.........................................     18,192   18,990   37,909
                                                     --------- -------- --------
                                                     $ 163,370 $150,307 $156,054
                                                     ========= ======== ========

   Foreign revenue is based on the final destination of merchandise sold. There were no sales to a single foreign country that were material to the consolidated revenues of the Company.

17. Subsidiary Guarantors

   The Company's payment obligations under the Senior Notes and revolver loan are fully and unconditionally guaranteed on a joint and several basis (collectively, "Subsidiary Guarantees") by Tabor Machine Company, Norris Screen and Manufacturing, Inc., TranService, Inc., Mining Controls, Inc., Clinch River Corporation, Centrifugal Services, Inc., Roberts & Schaefer Company, Soros Associates, Inc., Vanco International, Inc. and Precision Screw & Bolt Inc., ENI International, Ltd. ("the Guarantors") each a direct, wholly-owned subsidiary of the Company. The following summarized combined financial data illustrates the composition of the combined Guarantors.

                                                 December 31, 2000
                                   ---------------------------------------------
                                            Combined  Consolidating Consolidated
                                   Parent  Guarantors  Adjustments     Total
                                   ------- ---------- ------------- ------------
                                                  (in thousands)
   Current assets................. $15,539  $37,845                   $ 53,384
   Noncurrent assets..............  68,376   12,988     $(22,284)       59,080
                                   -------  -------     --------      --------
   Total assets................... $83,915  $50,833     $(22,284)     $112,464
   Current liabilities............ $ 7,904  $32,240                   $ 40,144
   Total liabilities.............. $88,781  $30,982                   $119,763

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

17. Subsidiary Guarantors, continued

                                                 December 31, 1999
                                   ---------------------------------------------
                                            Combined  Consolidating Consolidated
                                   Parent  Guarantors  Adjustments     Total
                                   ------- ---------- ------------- ------------
                                                  (in thousands)
   Current assets................. $18,857  $32,974                   $ 51,831
   Noncurrent assets..............  68,767    6,846     $(20,740)       54,873
                                   -------  -------     --------      --------
   Total assets................... $87,624  $39,820     $(20,740)     $106,704
   Current liabilities............ $15,865  $23,125                   $ 38,990
   Total liabilities.............. $96,643  $21,513                   $118,156

                                        Year ended December 31, 2000
                                ----------------------------------------------
                                          Combined  Consolidating Consolidated
                                Parent   Guarantors  Adjustments     Total
                                -------  ---------- ------------- ------------
                                               (in thousands)
   Sales, net.................. $37,932   $126,710     $(1,272)     $163,370
   Gross profit................  14,749     24,243                    38,992
   Income before income tax....  (2,001)     8,479                     6,478
   Net Income..................    (425)     4,298                     3,873
   Cash (used) provided by
    operating activities.......   4,563      6,111                    10,674
   Cash (used) provided by
    investing activities.......  (5,810)      (585)                   (6,395)
   Cash (used) provided by
    financing activities.......  (1,433)    (5,526)                   (6,959)

                                        Year ended December 31, 1999
                                ----------------------------------------------
                                          Combined  Consolidating Consolidated
                                Parent   Guarantors  Adjustments     Total
                                -------  ---------- ------------- ------------
                                               (in thousands)
   Sales, net.................. $42,519   $109,071     $(1,283)     $150,307
   Gross profit................  16,773     22,617                    39,390
   Income before income tax....  (1,540)     7,193                     5,653
   Net Income..................  (2,938)     6,452                     3,514
   Cash (used) provided by
    operating activities.......   8,179       (577)                    7,602
   Cash (used) provided by
    investing activities.......  (7,803)      (703)                   (8,506)
   Cash (used) provided by
    financing activities.......  (4,656)     1,280                    (3,376)

                                        Year ended December 31, 1998
                                ----------------------------------------------
                                          Combined  Consolidating Consolidated
                                Parent   Guarantors  Adjustments     Total
                                -------  ---------- ------------- ------------
                                               (in thousands)
   Sales, net.................. $44,456   $112,982     $(1,384)     $156,054
   Gross profit................  17,464     20,200                    37,664
   Income before income tax....  (1,417)     6,663                     5,246
   Net Income..................    (968)     4,073                     3,105
   Cash (used) provided by
    operating activities.......   6,310       (922)                    5,388
   Cash (used) provided by
    investing activities.......    (729)    (3,210)                   (3,939)
   Cash (used) provided by
    financing activities.......  (4,937)     4,132                      (805)

   The direct and non-direct, non-guarantor subsidiaries, in terms of assets, equity, income, and cash flows, on an individual and combined basis are inconsequential.

   Separate financial statements of the Guarantors are not presented because management has determined that these would not be material to investors.

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

18. Selected Quarterly Data (unaudited)

                Quarter ended     Quarter ended    Quarter ended Quarter ended
              December 31, 2000 September 30, 2000 June 30, 2000 March 31, 2000
              ----------------- ------------------ ------------- --------------
Net sales....      $41,283           $40,653          $42,119       $39,315
Gross
 Profit......        9,301             9,293           10,481         9,917
Net Income...          990               816            1,198           869

19. Subsequent Event

   On January 18, 2001 the Company acquired Leland Powell Fasteners, Inc. ("Leland") for approximately $20 million. Leland is a manufacturer of specialty fasteners located in Martin, Tennessee. Leland Powell has 53 employees and has been in business since 1968. On that date the Company amended the Bank Credit Agreement increasing the borrowing capacity of the revolver loan from $20 million to $23 million. In addition the Bank Credit Agreement was amended to include a $12 million term loan. The term loan will require quarterly principal payments of $750,000 beginning April, 2001.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT MANAGEMENT

   The following table sets forth information regarding the directors and executive officers of the Company:

                                                                       Director
     Name                 Age        Position with the Company          Since
     ----                 ---        -------------------------         --------
   Fred C. Schulte.......  54 Chairman of the Board, Chief
                               Executive Officer and Director            1988

   Charles D. Hall.......  62 President, Chief Operating
                               Officer and Director                      1993

   Wayne J. Conner.......  48 Vice President, Treasurer, Chief
                               Financial Officer and Director            1993

   Lynn C. Batory........  42 Vice President, Controller and Secretary

   David Hall............  41 Vice President of Manufacturing

   Mort Maurer...........  83 Director                                   1998

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

                                                                    All Other
                                                                      Annual
        Name and Principal Position         Year  Salary   Bonus   Compensation
        ---------------------------         ---- -------- -------- ------------
Fred C. Schulte...........................  2000 $351,774 $256,125   $111,592(1)
 Chairman and Chief Executive Officer       1999  335,023  249,555    115,182(1)
                                            1998  319,070  267,245    109,499(1)

Charles D. Hall...........................  2000  316,597  256,125     97,541(1)
 President and Chief Operating Officer      1999  301,522  249,555     87,648(1)
                                            1998  287,163  267,245     73,856(1)

Wayne J. Conner...........................  2000  182,923  256,125     84,690(1)
 Vice President, Treasurer and Chief        1999  174,213  249,555     90,839(1)
 Financial Officer                          1998  165,917  267,245     73,631(1)

Lynn C. Batory............................  2000  119,139  133,706     12,382(1)
 Lynn C. Batory Vice President, Controller  1999  113,007  115,763     11,585(1)
 and Secretary                              1998  107,625  110,250     11,102(1)

David Hall................................  2000  119,139  133,706     12,382(2)
 Vice President of Manufacturing            1999  113,007  115,763     11,585(2)
                                            1998  107,625  110,250     11,102(2)

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

                             Pension Plan Table(a)

Remuneration(b)                                    Years of Service
---------------                       ------------------------------------------
                                        15      20       25       30       35
                                      ------- ------- -------- -------- --------
$200,000............................. $20,526 $27,368 $ 34,209 $ 41,051 $ 47,893
$225,000.............................  23,338  31,118   38,897   46,676   54,456
$250,000.............................  26,151  34,868   43,584   52,301   61,018
$300,000.............................  31,776  42,368   52,959   63,551   74,143
$350,000.............................  37,401  49,868   62,334   74,801   87,268
$400,000.............................  43,026  57,368   71,709   86,051  100,393
$450,000.............................  48,651  64,868   81,084   97,301  113,518
$500,000.............................  54,276  72,368   90,459  108,551  126,643
$550,000.............................  59,901  79,868   99,834  119,801  139,768
$600,000.............................  65,526  87,368  109,209  131,051  152,893

--------
(a) The above table illustrates the estimated annual retirement benefits payable to Pension Plan and Supplemental Employee Retirement Plan participants commencing at age 65 in the form of a single life annuity, not subject to deduction for social security or other offsets. The above information is based on the current pension formula for various levels of compensation and years of service.
(b) A participant's pension benefit is generally based on a percentage of his salary and bonus for the highest five years of his employment and his years of credited service. The compensation taken into account under the Pension Plan for 1997 was limited to $160,000 in accordance with Internal Revenue Code rules and such limitation may be adjusted periodically in the future in accordance with Section 401(a)(17) of the Code. Remuneration in the above table is represented as the highest consecutive five-year average salary. The above table does not reflect the current compensation limitation under Code Section 401(a)(17) for qualified pension plans, because the Supplemental Employee Retirement Plan provides benefits for compensation above the limitation. Credited service under the Pension Plan as of January 1, 2000 for the named executive officers is as follows: Mr. Schulte, 11 years; Mr. C. Hall, 26 years; Mr. Conner, 18 years; Ms. Batory 17 years; and Mr. D. Hall, 4 years.

Employment and Non-Competition Agreements

   The Company and each of Messrs. Schulte, C. Hall and Conner entered into employment and non-competition agreements, with an initial term beginning on November 5, 1997, and ending on the fifth anniversary thereof (the "Employment Agreements"). The terms of the new employment contracts relating to base salary and related increases and annual bonuses are substantially similar to the terms of the employment agreements negotiated between Senior Management and the Selling Stockholders that were in effect prior to the Recapitalization Transactions. The term of the Employment Agreements is subject to annual renewal after the initial term unless one party gives written notice of non-renewal to the other party at least 180 days prior to the then current expiration date. Under the terms of the Employment Agreements, Mr. Schulte serves as the Chief Executive Officer and received a base salary of $351,774 for 2000, and will receive annual increases beginning in 2001 equal to the greater of the change in the applicable consumer price index or 5% per annum; Mr. C. Hall serves as the President and Chief Operating Officer and received a base salary of $316,597 for 2000, and will receive annual increases beginning in 2001 equal to the greater of the change in the applicable consumer price index or 5% per annum; and Mr. Conner serves as the Chief Financial Officer and received a base salary of $182,923 for 2000, and will receive annual increases beginning in 2001 equal to the greater of the change in the applicable consumer price index or 5% per annum. Each of the executive officers is entitled to an annual bonus for 2000 and later years of 1.5% of the Company's consolidated earnings before interest expense, taxes, amortization and the employment agreement bonuses described in this paragraph, subject to certain adjustments. The Employment Agreements contain a confidentiality covenant and a non-competition covenant that generally applies during the term of employment and for a period of 3 years thereafter.

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

                                                Shares of         Shares of
                                              Common Stock     Preferred Stock
                                              Beneficially       Beneficially
                                                  Owned            Owned(a)
                                             ---------------   ----------------
       Name                                  Number  Percent    Number  Percent
       ----                                  ------- -------   -------- -------
SHC Investment Partnership.................  6,408.3   100   %      --    --
Fred C. Schulte............................  2,136.1   33 1/3% 11,621.7    58%
Charles D. Hall............................  2,136.1   33 1/3%  4,165.0    21%
Wayne J. Conner............................  2,136.1   33 1/3%  4,165.0    21%
Lynn C. Batory.............................      --    --           --    --
David Hall.................................      --    --           --    --
Mort Maurer................................      --    --           --    --
Directors and executive officers as a group
 (6 persons)...............................  6,408.3   100   % 19,951.7   100%

--------
(a)Does not include preferred stock units.

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

   Fred C. Schulte is indebted to the Company in the amount of $3,200,000 evidenced by a promissory note, dated June 30, 1999, bearing interest at 5.37% per annum and maturing in December, 2007

   Charles D. Hall is indebted to the Company in the amount of $516,500 evidenced by a promissory note, dated September 24, 1993, bearing interest at 6.42% per annum and maturing in December, 2007, subject to certain mandatory prepayment requirements. Mr. Hall is indebted to the Company in the amount of $300,000 evidenced by a promissory note, dated December 23, 1997 bearing interest at 6.31% per annum and maturing in December, 2007. Mr. Hall is also indebted to the Company in the amount of $500,000 evidenced by a promissory note, dated June 30, 1999, bearing interest at 5.37% per annum and maturing in December, 2007.

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

   (b) Financial Statement Schedule

   Schedule II Valuation and Qualifying Accounts...........  41

   SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

     Schedule I--Condensed financial information of registrant

     Schedule III--Real estate and accumulated depreciation

     Schedule IV--Mortgage loans on real estate

     Schedule V--Supplemental information concerning property-casualty insurance operations

                                                                     SCHEDULE II

                        ELGIN NATIONAL INDUSTRIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                 (in thousands)

                                     Additions  Additions
                          Balance at Charged to  Charged             Balance at
                          Beginning  Costs and  to other               End of
      Description         of Period   Expenses  accounts  Deductions   Period
      -----------         ---------- ---------- --------- ---------- ----------
Allowance for doubtful
 accounts:
 Year ended December 31,
  1998..................      578        95          0        72         601
 Year ended December 31,
  1999..................      601       157          0        97         661
 Year ended December 31,
  2000..................      661       356          0       157         860
Reserve for inventories:
 Year ended December 31,
  1998..................    1,601       570          0       129       2,042
 Year ended December 31,
  1999..................    2,042       332          0       870       1,504
 Year ended December 31,
  2000..................    1,504       256          0       158       1,602

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

Dated: March 24, 2001

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 26, 2000.

                                          Elgin National Industries, Inc.

                                                  /s/ Wayne J. Conner
                                          By: _________________________________
                                                      Wayne J. Conner
                                             Vice President, Treasurer and CFO
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

              Signature                             Title                     Date
              ---------                             -----                     ----

       /s/ Fred C. Schulte             Chairman of the Board, Chief      March 26, 2001
______________________________________  Executive Officer and Director
           Fred C. Schulte

       /s/ Charles D. Hall             President, Chief Operating        March 26, 2001
______________________________________  Officer and Director
           Charles D. Hall

       /s/ Wayne J. Conner             Vice President, Treasurer,        March 26, 2001
______________________________________  Chief Financial Officer and
           Wayne J. Conner              Director

        /s/ Lynn C. Batory             Vice President, Controller and    March 26, 2001
______________________________________  Secretary
            Lynn C. Batory

          /s/ David Hall               Vice President of Manufacturing   March 26, 2001
______________________________________
              David Hall

                               INDEX TO EXHIBITS

 Exhibit                                                              Footnote
 Number                     Document Description                      Reference
 -------                    --------------------                      ---------

  3.1    Certificate of Incorporation of Elgin National Industries,       (3)
         Inc.

  3.2    Bylaws of Elgin National Industries, Inc.                        (3)

  4.1    Indenture dated November 5, 1997, between Elgin National         (2)
         Industries, Inc., subsidiaries and Norwest Bank Minnesota, as Trustee.

  4.2    Form of 11% Senior Note due 2007 (included in Exhibit            (2)
         4.1).

  4.3    Registration Rights Agreement dated November 5, 1997, by         (3)
         and among Elgin National Industries, Inc., certain of its
         subsidiaries, and BancAmerica Robertson Stephens and
         CIBC Wood Gundy Securities Corp.

  4.4    Form of Subsidiary Guaranty (included in Exhibit 4.1).           (2)

 10.1    Credit Agreement dated as of September 24, 1993, as              (2)
         Amended and Restated as of November 5, 1997, by and among
         Elgin National Industries, Inc., various financial
         institutions, and Bank of America National Trust and
         Savings Association, individually and as agent.

 10.2    Employment and Non-Competition Agreement dated as of             (2)
         November 5, 1997, between Elgin National Industries, Inc.
         and Fred C. Schulte.*

 10.3    Employment and Non-Competition Agreement dated as of             (2)
         November 5, 1997, between Elgin National Industries, Inc.
         and Charles D. Hall.*

 10.4    Employment and Non-Competition Agreement dated as of             (2)
         November 5, 1997, between Elgin National Industries, Inc.
         and Wayne J. Conner.*

 10.5    The Elgin National Industries, Inc. Supplemental                 (3)
         Retirement Plan dated as of 1995, and effective January 1,
         1995.*

 21      Subsidiaries of Elgin National Industries, Inc.                  (2)

--------
(1) Filed herewith.
(2) Incorporated by reference to Pre-Effective Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on December 30, 1997.
(3) Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.
 * Management contract or compensatory plan or arrangement.