Form 10-Q
period 2001-03-31
ELGIN NATIONAL INDUSTRIES INC
filed 2001-05-14
CIK 32346

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

                 For the quarterly period ended March 31, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   As of April 30, 2001, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        ELGIN NATIONAL INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                           Page
                                                                           ----
PART I--FINANCIAL INFORMATION

  ITEM 1--Financial Statements

    Consolidated Balance Sheets as of March 31, 2001 and December 31,
     2000.................................................................   3

    Consolidated Statements of Income for the Three Months Ended March 31,
     2001 and March 31, 2000..............................................   4

    Consolidated Statements of Changes in Stockholder's Deficit for the
     Three Months Ended March 31, 2001....................................   5

    Condensed Consolidated Statements of Cash Flows for the Three Months
     Ended March 31, 2001 and March 31, 2000..............................   6

    Notes to Condensed Consolidated Financial Statements..................   7

  ITEM 2--Management's Discussion and Analysis of Financial Condition and
   Results of Operations..................................................   9

  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk......  11

PART II--OTHER INFORMATION

  ITEM 1--Legal Proceedings...............................................  11

  ITEM 6--Exhibits and Reports on Form 8-K................................  11

SIGNATURES................................................................  12

EXHIBIT INDEX.............................................................  13

                                     PART I

                          ITEM 1. FINANCIAL STATEMENTS

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                        (in thousands except share data)
                                  (Unaudited)

                                                         March 31,  December 31,
                         ASSETS                            2001         2000
                         ------                          ---------  ------------
Current assets:
  Cash and cash equivalents............................. $            $  3,021
  Accounts receivable, net..............................   30,463       29,072
  Inventories, net......................................   18,977       15,838
  Prepaid expenses and other assets.....................    3,156        2,202
  Deferred income taxes.................................    3,252        3,251
                                                         --------     --------
    Total current assets................................   55,848       53,384
Property, plant and equipment, net......................   20,710       17,935
Loans receivable to related parties.....................    7,833        7,833
Other assets............................................   25,101       24,789
Goodwill and intangibles................................   23,259        8,523
                                                         --------     --------
    Total assets........................................ $132,751     $112,464
                                                         ========     ========

      LIABILITIES AND COMMON STOCKHOLDER'S DEFICIT
      --------------------------------------------
Current liabilities:
  Current portion of long-term debt..................... $  9,700     $     50
  Accounts payable......................................   29,432       29,326
  Accrued expenses......................................   12,306       10,768
                                                         --------     --------
    Total current liabilities...........................   51,438       40,144
Long-term debt less current portion.....................   82,300       74,050
Other liabilities.......................................    2,140        2,153
Deferred income taxes...................................    3,346        3,416
                                                         --------     --------
    Total liabilities...................................  139,224      119,763
                                                         --------     --------
Redeemable preferred stock units........................   12,743       12,561
                                                         --------     --------
Redeemable preferred stock..............................    3,495        3,445
                                                         --------     --------
Common stockholder's deficit:
  Common stock, Class A par value $.01 per share;
   authorized 23,678 shares; 6,408 issued and
   outstanding
  Retained deficit......................................  (22,711)     (23,305)
                                                         --------     --------
    Total common stockholder's deficit..................  (22,711)     (23,305)
                                                         --------     --------
    Total liabilities and stockholder's deficit......... $132,751     $112,464
                                                         ========     ========

   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

               For the Three Months Ended March 31, 2001 and 2000
                                 (in thousands)
                                  (Unaudited)

                                                                2001     2000
                                                               -------  -------
Net sales..................................................... $43,566  $39,315
Cost of sales.................................................  34,320   29,398
                                                               -------  -------
  Gross profit................................................   9,246    9,917
Selling, general and administrative expenses..................   5,543    6,358
Amortization expense..........................................     357      193
                                                               -------  -------
  Operating income............................................   3,346    3,366
Other expenses (income)
  Interest income.............................................    (381)    (231)
  Interest expense............................................   2,391    2,168
                                                               -------  -------
Income before income taxes....................................   1,336    1,429
Provision for income taxes....................................     580      560
                                                               -------  -------
Net income.................................................... $   756  $   869
                                                               =======  =======


   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

       CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S DEFICIT

                   For the Three Months Ended March 31, 2001
                        (in thousands except share data)
                                  (Unaudited)

                                                                      Total
                                                Common Retained   Stockholder's
                                                Stock  (Deficit)     Deficit
                                                ------ ---------  -------------
Balance as of December 31, 2000................ $      $(23,305)    $(23,305)
  Net income for the three months ended March
   31, 2001....................................             756          756
  Redeemable preferred stock unit dividends,
   net of tax of $70...........................            (112)        (112)
  Redeemable preferred stock dividends (19,952
   shares at $2.50 per share)..................             (50)         (50)
                                                -----  --------     --------
Balance as of March 31, 2001................... $      $(22,711)    $(22,711)
                                                =====  ========     ========



   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 2001 and 2000
                                 (in thousands)
                                  (Unaudited)

                                                                 2001     2000
                                                               --------  ------
Net cash provided by operating activities..................... $  1,224  $1,767
                                                               --------  ------
Cash flows from investing activities:
  Proceeds from sale of assets................................       13       3
  Business acquired, net of cash..............................  (20,359)
  Purchase of property, plant and equipment...................     (950)   (799)
                                                               --------  ------
  Net cash used by investing activities.......................  (21,296)   (796)
                                                               --------  ------
Cash flows from financing activities:
  Borrowings on long-term debt................................   18,650
  Repayments of long-term debt................................     (750)    (63)
  Debt issuance costs.........................................     (849)
                                                               --------  ------
  Net cash provided (used) by financing activities............   17,051     (63)
                                                               --------  ------
Net (decrease) increase in cash...............................   (3,021)    908
Cash and cash equivalents at beginning of period..............    3,021   5,701
                                                               --------  ------
Cash and cash equivalents at end of period.................... $      0  $6,609
                                                               ========  ======



   The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Report Preparation

   The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with accounting principles generally accepted in the United States and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company's December 31, 2000 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first three months of 2001 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company's consolidated financial statements included in the annual report on Form 10K.

2. Inventories

   Inventories consist of:

                                                          March 31, December 31,
                                                            2001        2000
                                                          --------- ------------
                                                              (in thousands)
      Finished goods.....................................  $11,742    $10,168
      Work-in-process....................................    2,424      1,356
      Raw materials......................................    6,513      5,916
                                                           -------    -------
                                                            20,679     17,440
      Less excess and obsolete reserve...................    1,702      1,602
                                                           -------    -------
                                                           $18,977    $15,838
                                                           =======    =======

3. Segment Information

   The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company's method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the three months ended March 31:

                                                                 2001    2000
                                                                ------- -------
                                                                (In thousands)
      Net sales to external customers:
        Manufactured Products.................................. $23,609 $21,598
        Engineering Services...................................  19,957  17,717
                                                                ------- -------
          Total net sales to external customers................ $43,566 $39,315
                                                                ======= =======
      Net sales to internal customers:
        Manufactured Products.................................. $   841 $   770
        Engineering Services...................................      80      19
                                                                ------- -------
          Total net sales to internal customers................ $   921 $   789
                                                                ======= =======
      Net sales:
        Manufactured Products.................................. $24,450 $22,368
        Engineering Services...................................  20,037  17,736
                                                                ------- -------
          Total net sales......................................  44,487  40,104
          Elimination of net sales to internal customers.......     921     789
                                                                ------- -------
          Total consolidated net sales......................... $43,566 $39,315
                                                                ======= =======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                                                  2001    2000
                                                                 ------  ------
                                                                      (In
                                                                  thousands)
      Earnings before interest, taxes and amortization:
        Manufactured Products................................... $3,174  $4,001
        Engineering Services....................................  1,614     708
                                                                 ------  ------
          Total segment earnings before interest, taxes and
           amortization.........................................  4,788   4,709
      Amortization..............................................   (357)   (193)
      Interest income...........................................    381     231
      Interest expense.......................................... (2,391) (2,168)
      Corporate expenses before interest, taxes and
       amortization............................................. (1,085) (1,150)
                                                                 ------  ------
      Consolidated income before income taxes................... $1,336  $1,429
                                                                 ======  ======

4. Acquisition of Subsidiary and Amendment of Credit Facility

   On January 18, 2001 the Company acquired Leland Powell Fasteners, Inc. ("Leland") for $20.3 million, net of cash. Leland is a manufacturer of specialty fasteners located in Martin, Tennessee. Leland Powell has 53 employees and has been in business since 1968. On that date the Company amended its senior credit facility increasing the borrowing capacity of the revolver from $20 million to $23 million. In addition the senior credit facility was amended to include a $12 million term loan. The term loan requires quarterly principal payments of $750,000. The first quarterly payment was made on March 31, 2001. The assets of Leland of $21 million on March 31, 2001 are included in the Manufactured Products Segment.

5. Contingencies

   The Company has claims against others, and there are claims by others against it, in a variety of matters arising out of the conduct of the Company's business. The ultimate resolution of all such claims would not, in the opinion of management, have a material effect on the Company's financial position, cash flows or results of operations.

6. Adoption of Accounting Principles

   The Company has implemented the provisions of Statement of Accounting Standard No. 133, "Accounting for Derivative Instruments and Hedging Activities" ("SFAS No. 133"), which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No.
133. The adoption of SFAS No. 133 does not have a material effect on the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

 Three Months Ended March 31, 2001 Compared to Three Months Ended March 31,
 2000

   Net Sales--Engineering Services Segment: Net sales for the quarter ended March 31, 2001 increased $2.3 million, or 12.6%, to $20.0 million from $17.7 million for the corresponding period in 2000 primarily due to increased sales of larger engineering services projects in process with sales greater than $1.0 million, partially offset with a decrease in smaller engineering only projects. The Engineering Services Segment had sales of $15.7 million from seven larger projects in the quarter ended March 31, 2001, compared to $9.5 million from three larger projects for the quarter ended March 31, 2000. For the three months ended March 31, 2001 the Engineering Services Segment's sales from smaller projects totaled $4.3 million, compared to sales of $8.2 million for the corresponding period in 2000.

   Net Sales--Manufactured Products Segment: Net sales for the quarter ended March 31, 2001 increased $2.0 million, or 9.3%, to $23.6 million from $21.6 million for the corresponding period in 2000 primarily due to sales from Leland Powell Fasteners, Inc. ("Leland"), acquired In January, 2001 and Precision Screw & Bolt, Inc. ("Precision"), acquired in October, 2000, partially offset with decreased fastener sales due to general economic conditions.

   Gross Profit--Engineering Services Segment: Gross profit for the quarter ended March 31, 2001 increased $0.2 million, or 8.9%, to $2.5 million from $2.3 million in the corresponding period in 2000, primarily due to the increased sales level. As a percentage of net sales, the gross profit decreased to 12.7% for the quarter ended March 31, 2001 from 13.1% for the corresponding period in 2000 due to lower margins earned on smaller engineering services projects.

   Gross Profit--Manufactured Products Segment: Gross profit for the quarter ended March 31, 2001 decreased $0.9 million, or 11.6%, to $6.7 million from $7.6 million in the corresponding period in 2000. As a percentage of net sales, the gross profit decreased to 28.5% for the quarter ended March 31, 2001 from 35.2% for the corresponding period in 2000. This decrease was due to lower margins earned from fastener and centrifugal dryers sales.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended March 31, 2001 of $5.5 million were $0.8 million, or 12.8%, lower than the selling, general and administrative expenses for the corresponding period in 2000 mainly due to the reversal of a provision on a loan receivable within the Engineering Services Segment and lower commissions incurred for the sale of centrifugal dryers, partially offset with selling, general and administrative costs associated with Leland, acquired in January 2001 and Precision, acquired in October, 2000.

   Amortization Expense: Amortization expense of the Company for the quarter ended March 31, 2001 of $0.4 million increased $0.2 million from $0.2 million for the quarter ended March 31, 2000 from the amortization of increased intangibles due to goodwill associated with the acquisition of Leland and Precision along with debt issuance costs related to the refinancing of the Company's bank credit agreement.

   Interest Income: Interest income of the Company for the quarter ended March 31, 2000 of $0.4 million increased $0.2 million or 64.9% from $0.2 million for the corresponding period in 2000. This increase was due to interest earned on a note receivable within the Engineering Services Segment.

   Interest Expense: Interest expense of the Company for the quarter ended March 31, 2001 of $2.4 million increased $0.2 million or 10.3% from $2.2 million for the corresponding period in 2000. The increase was due to a increased debt level due to the acquisition of Leland.

   Provision for Income Taxes: Provision for income taxes of the Company for the quarter ended March 31, 2001 of $0.6 million approximated the provision for the corresponding quarter ended March 31, 2000.

   Net Income: The net income for the Company for the three months ended March 31, 2001 decreased $0.1 million, or 13.0%, to $0.8 million from $0.9 million for the quarter ended March 31, 2000 for the reasons discussed above. Net income as a percentage of net sales decreased to 1.7% for the quarter ended March 31, 2001 from 2.2% for the corresponding quarter in 2000.

Liquidity and Capital Resources

   Net cash provided by operating activities for the three months ended March 31, 2001 of $1.2 million was generated from increased accrued expenses, decreased accounts receivable and other assets and cash generated from net income and non-cash charges partially offset with cash used to decrease accounts payable and increase inventories. Included in non-cash charges for the quarter ended March 31, 2001 was depreciation of $0.9 million and amortization of $0.4 million, partially offset with pension overfunding income of $0.4 million and a net reversal of a provision for loans, doubtful accounts and inventory of $0.6 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

   Cash used in investing activities for the three months ended March 31, 2001 of $21.3 million consisted of $20.3 million, net of cash for the stock acquisition of Leland in January, 2001, and $1.0 million for capital expenditures resulting from the Company's regular practice of upgrading and maintaining its equipment base and facilities.

   Cash provided by financing activities for the three months ended March 31, 2001 of $17.1 million consisted of the issuance of $18.7 million of long-term debt in connection with the amendment of the senior credit facility, partially offset by the debt issuance costs of $0.8 million and the repayment of long-term debt of $0.9 million.

   The Company's liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations. Based on current and planned operations, the Company believes that funds provided from operations, along with cash on hand, will be adequate to meet its anticipated debt service requirements, working capital needs and capital expenditures. On January 18, 2001 the Company amended its senior credit facility to increase the borrowing capacity of the revolver loan up to $23,000,000 (less any outstanding letters of credit) based on a monthly variable borrowing base. In addition the senior credit facility was amended to include a $12,000,000 term loan. Both the revolver and the term loan have a maturity of January 18, 2005. The term loan requires quarterly principal payments of $750,000. The first quarterly payment was made on March 31, 2001. The increased debt capacity allowed the Company to acquire Leland. Leland is a manufacturer of specialty fasteners located in Martin, Tennessee. Leland has 53 employees and has been in business since 1968.

Backlog

   The Company's backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at March 31, 2001 was $90.2 million. Approximately $13.8 million relates to the Manufactured Products Segment, with the remainder of $76.4 million relating to the Engineering Services Segment. A substantial majority of current backlog is expected to be realized in the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company continues to use its United States reputation to generate sales in international markets. In the three months ended March 31, 2001 approximately 14% of the Company's net sales were attributable to services provided or products sold for use outside the United States, primarily to Puerto Rico, Egypt and Poland. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company's historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company's strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company's foreign operations, or expansion thereof, would not have a material adverse effect on the Company's business, financial condition, results of operations and debt service capability.

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

     none

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

Dated: May 14, 2001

                                 EXHIBIT INDEX

  Exhibit                                                             Footnote
  Number   Document Description                                       Reference
  -------  --------------------                                       ---------
  3.1      Certificate of Incorporation of Elgin National
           Industries, Inc.                                              (2)

  3.2      Bylaws of Elgin National Industries, Inc.                     (2)

  4.1      Indenture dated November 5, 1997, between Elgin National
           Industries, Inc., subsidiaries and Norwest Bank
           Minnesota, as Trustee.                                        (1)

  4.2      Form of 11% Senior Note due 2007 (included in Exhibit
           4.1).                                                         (1)

  4.3      Registration Rights Agreement dated November 5, 1997, by
           and among Elgin National Industries, Inc., certain of
           its subsidiaries, and BancAmerica Robertson Stephens and
           CIBC Wood Gundy Securities Corp.                              (2)

  4.4      Form of Subsidiary Guaranty (included in Exhibit 4.1).        (1)

 10.1      Credit Agreement dated as of September 24, 1993, as
           Amended and Restated as of November 5, 1997, by and
           among Elgin National Industries, Inc., various financial
           institutions, and Bank of America National Trust and
           Savings Association, individually and as agent.               (1)

 10.2      Employment and Non-Competition Agreement dated as of
           November 5, 1997, between Elgin National Industries,
           Inc. and Fred C. Schulte.*                                    (1)

 10.3      Employment and Non-Competition Agreement dated as of
           November 5, 1997, between Elgin National Industries,
           Inc. and Charles D. Hall.*                                    (1)

 10.4      Employment and Non-Competition Agreement dated as of
           November 5, 1997, between Elgin National Industries,
           Inc. and Wayne J. Conner.*                                    (1)

 10.5      The Elgin National Industries, Inc. Supplemental
           Retirement Plan dated as of 1995, and effective January
           1, 1995.*                                                     (2)

--------
(1) Incorporated by reference to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on December 30, 1997.
(2) Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.
*  Management contract or compensatory plan or arrangement.