Form 10-Q
period 2001-06-30
ELGIN NATIONAL INDUSTRIES INC
filed 2001-08-10
CIK 32346

--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-Q

                               -----------------

          [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended June 30, 2001

                                      OR

          [_]  TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

                   For the Transition period from        to

                         Commission File No. 333-43523

                               -----------------

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

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   As of July 31, 2001, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.


--------------------------------------------------------------------------------

--------------------------------------------------------------------------------

                        ELGIN NATIONAL INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                                         Page
                                                                                                         ----
PART I--FINANCIAL INFORMATION

   ITEM 1--Financial Statements

       Consolidated Balance Sheets as of June 30, 2001 and December 31, 2000............................   3

       Consolidated Statements of Income for the Six Months Ended June 30, 2001 and June 30, 2000,
         and for the Three Months Ended June 30, 2001 and June 30, 2000.................................   4

       Consolidated Statement of Changes in Stockholder's Deficit for the Six Months Ended June 30,
         2001...........................................................................................   5

       Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2001 and
         June 30, 2000..................................................................................   6

       Notes to Condensed Consolidated Financial Statements.............................................   7

   ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations........  10

   ITEM 3--Quantitative and Qualitative Disclosures about Market Risk...................................  13

PART II--OTHER INFORMATION

   ITEM 1--Legal Proceedings............................................................................  14

   ITEM 6--Exhibits and Reports on Form 8-K.............................................................  14

SIGNATURES..............................................................................................  15

EXHIBIT INDEX...........................................................................................  16

PART I

ITEM 1. FINANCIAL STATEMENTS

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                       (in thousands except share data)
                                  (Unaudited)

                                                                                     June 30,   December 31,
                                                                                       2001         2000
                                                                                    ----------- ------------
                                                                                    (unaudited)  (audited)
                                      ASSETS
------
Current assets:
   Cash and cash equivalents.......................................................  $            $  3,021
   Accounts receivable, net........................................................    33,924       29,072
   Inventories, net................................................................    18,650       15,838
   Prepaid expenses and other assets...............................................     1,391        2,202
   Deferred income taxes...........................................................     3,252        3,251
                                                                                     --------     --------
       Total current assets........................................................    57,217       53,384
Property, plant and equipment, net.................................................    21,485       17,935
Loans receivable to related parties................................................     7,833        7,833
Other assets.......................................................................    25,782       24,789
Goodwill and intangibles...........................................................    22,787        8,523
                                                                                     --------     --------
       Total assets................................................................  $135,104     $112,464
                                                                                     ========     ========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT
-------------------------------------
Current liabilities:
   Current portion of long-term debt...............................................  $ 12,000     $     50
   Accounts payable................................................................    29,135       29,326
   Accrued expenses................................................................    11,857       10,768
                                                                                     --------     --------
       Total current liabilities...................................................    52,992       40,144
Long-term debt less current portion................................................    82,300       74,050
Other liabilities..................................................................     2,134        2,153
Deferred income taxes..............................................................     3,276        3,416
                                                                                     --------     --------
       Total liabilities...........................................................   140,702      119,763
                                                                                     --------     --------
Redeemable preferred stock units...................................................    12,925       12,561
                                                                                     --------     --------
Redeemable preferred stock.........................................................     3,545        3,445
                                                                                     --------     --------
Common stockholder's deficit:
   Common stock, Class A par value $.01 per share; authorized 23,678 shares; 6,408 issued and outstanding
   Retained deficit................................................................   (22,068)     (23,305)
                                                                                     --------     --------
       Total common stockholder's deficit..........................................   (22,068)     (23,305)
                                                                                     --------     --------
       Total liabilities and stockholder's deficit.................................  $135,104     $112,464
                                                                                     ========     ========



The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

                                (in thousands)
                                  (Unaudited)

                                             For the Six Months For the Three Months
                                               Ended June 30,      Ended June 30,
                                             ------------------ --------------------
                                               2001      2000      2001      2000
                                             --------  -------- --------   --------
Net sales...................................  $94,578  $81,434    $51,012   $42,119
Cost of sales...............................   74,698   61,036     40,378    31,638
                                             -------   -------  -------    -------
   Gross profit.............................   19,880   20,398     10,634    10,481
Selling, general and administrative expenses   12,001   12,728      6,458     6,370
Amortization expense........................      805      387        448       194
                                             -------   -------  -------    -------
   Operating income.........................    7,074    7,283      3,728     3,917
Other expenses (income)
   Interest income..........................     (502)    (461)      (121)     (230)
   Interest expense.........................    4,823    4,340      2,432     2,172
                                             -------   -------  -------    -------
Income before income taxes..................    2,753    3,404      1,417     1,975
Provision for income taxes..................    1,192    1,337        612       777
                                             -------   -------  -------    -------
Net income..................................  $ 1,561  $ 2,067    $   805   $ 1,198
                                             =======   =======  =======    =======









The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

          CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT

                    For the Six Months Ended June 30, 2001
                       (in thousands except share data)
                                  (Unaudited)

                                                                                          Total
                                                                     Common Retained  Stockholder's
                                                                     Stock  (Deficit)    Deficit
                                                                     ------ --------- -------------
Balance as of December 31, 2000.....................................   $    $(23,305)   $(23,305)
   Net income for the six months ended June 30, 2001................           1,561       1,561
   Redeemable preferred stock unit dividends, net of tax of $140....            (224)       (224)
   Redeemable preferred stock dividends (19,952 shares at $5.00 per
     share).........................................................            (100)       (100)
                                                                       --   --------    --------
Balance as of June 30, 2001.........................................   $    $(22,068)   $(22,068)
                                                                       ==   ========    ========


The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                For the Six Months Ended June 30, 2001 and 2000
                                (in thousands)
                                  (Unaudited)

                                                       2001      2000
                                                     --------- --------
Net cash provided by operating activities........... $    624  $ 2,980
Cash flows from investing activities:
   Purchase of property, plant and equipment........   (2,624)  (1,646)
   Proceeds from sale of assets.....................       13        9
   Business acquired, net of cash...................  (20,360)      --
                                                     --------  -------
   Net cash used by investing activities............  (22,971)  (1,637)
Cash flows from financing activities:
   Borrowings on long-term debt.....................   20,950
   Repayments on long-term debt.....................     (750)    (109)
   Debt issuance costs..............................     (874)      --
                                                     --------  -------
   Net cash provided (used) by financing activities.   19,326     (109)
Net increase (decrease) in cash.....................   (3,021)   1,234
Cash and cash equivalents at beginning of period....    3,021    5,701
                                                     --------  -------
Cash and cash equivalents at end of period.......... $      0  $ 6,935
                                                     ========  =======




The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                  (Unaudited)

1. Report Preparation

   The accompanying condensed consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with accounting principles generally accepted in the United States and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company's December 31, 2000 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first six months of 2001 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company's consolidated financial statements included in the annual report on Form 10-K.

2. Inventories

                                 June 30, December 31,
                                   2001       2000
                                 -------- ------------
                                    (in thousands)
Finished goods.................. $11,088    $10,168
Work-in-process.................   2,673      1,356
Raw materials...................   6,697      5,916
                                 -------    -------
                                  20,458     17,440
Less excess and obsolete reserve   1,808      1,602
                                 -------    -------
                                 $18,650    $15,838
                                 =======    =======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

3. Segment Information

   The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company's method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the six months ended June 30:

                                                                2001     2000
                                                              -------- --------
                                                               (In thousands)
Net sales to external customers:
   Manufactured Products..................................... $47,384  $42,742
   Engineering Services......................................  47,194   38,692
                                                              -------  -------
       Total net sales to external customers................. $94,578  $81,434
                                                              =======  =======
Net sales to internal customers:
   Manufactured Products..................................... $ 2,591  $ 1,961
   Engineering Services......................................     150      104
                                                              -------  -------
       Total net sales to internal customers................. $ 2,741  $ 2,065
                                                              =======  =======
Total net sales
   Manufactured Products..................................... $49,975  $44,703
   Engineering Services......................................  47,344   38,796
                                                              -------  -------
       Total net sales.......................................  97,319   83,499
Elimination of net sales to internal customers...............   2,741    2,065
                                                              -------  -------
       Total consolidated net sales.......................... $94,578  $81,434
                                                              =======  =======
Earnings before interest, taxes and amortization:
   Manufactured Products..................................... $ 6,384  $ 7,593
   Engineering Services......................................   3,754    2,397
                                                              -------  -------
       Total segment earnings before interest, taxes and
         amortization........................................  10,138    9,990
Amortization.................................................    (805)    (387)
Interest income..............................................     502      461
Interest expense.............................................  (4,823)  (4,340)
Corporate expenses before interest, taxes and amortization...  (2,259)  (2,320)
                                                              -------  -------
       Consolidated income before income taxes............... $ 2,753  $ 3,404
                                                              =======  =======

4. Acquisition of Subsidiary and Amendment of Credit Facility

   On January 18, 2001 the Company acquired Leland Powell Fasteners, Inc. ("Leland") for $20.4 million, net of cash. Leland is a manufacturer of specialty fasteners located in Martin, Tennessee. Leland has 53 employees and has been in business since 1968. On the date of Leland's acquisition the Company amended the Bank Credit Agreement increasing the borrowing capacity of the revolver from $20 million to $23 million. In addition the Bank Credit Agreement was amended to include a $12 million term loan. The term loan requires quarterly principal payments of $750,000 beginning March 31, 2001. The assets of Leland of $19.5 million on June 30, 2001 are included in the Manufactured Products segment.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

5. Contingencies

   The Company has claims against others, and there are claims by others against it, in a variety of matters arising out of the conduct of the Company's business. The ultimate resolution of all such claims would not, in the opinion of management, have a material effect on the Company's financial position, cash flows or results of operations.

6. Adoption of Accounting Principles

   The Company has implemented the provisions of Statement of Accounting Standard No. 133, ''Accounting for Derivative Instruments and Hedging Activities'' (SFAS No. 133), which is effective for fiscal years beginning after June 15, 2000. SFAS No. 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No.
133. The adoption of SFAS No. 133 did not have a material effect on the Company.

   In June 2001, the Financial Accounting Standards Board issued Statements of Financial Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill [and intangible assets deemed to have indefinate lives] will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

   The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $720,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinate lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Three Months Ended June 30, 2001 Compared to Three Months Ended June 30, 2000

   Net Sales: Net sales for the quarter ended June 30, 2001 increased $8.9 million, or 21.1%, to $51.0 million from $42.1 million for the corresponding period in 2000. The Engineering Services Segment's sales increased $6.3 million or 29.9% to $27.3 million for the quarter ended June 30, 2001 from $21.0 million for the quarter ended June 30, 2000. For the quarter ended June 30, 2001 the Company had five larger projects with sales in excess of $1.0 million, totalling $21.2 million in sales, compared to five such projects totalling $11.7 million in sales for the quarter ended June 30, 2000. The Manufactured Products Segment's sales increased $2.6 million, or 12.4%, primarily due the inclusion of sales from Leland Powell Fasteners, Inc. ("Leland"), acquired in January, 2001 and Precision Screw & Bolt, Inc. ("Precision"), acquired in October, 2000, partially offset with decreased fastener sales due to general economic conditions.

   Gross Profit: Gross profit for the quarter ended June 30, 2001 increased $0.1 million, or 1.5%, to $10.6 million from $10.5 million for the corresponding period in 2000. As a percentage of net sales, the gross profit decreased to 20.8% for the quarter ended June 30, 2001 from 24.9% for the corresponding period in 2000. The decrease resulted from a higher percentage of sales from the Engineering Services Segment, which earn a lower gross profit margin than the sales from the Manufactured Products Segment, lower margins earned on fastener sales in the Manufactured Products Segment and lower margins earned on smaller projects within the Engineering Service Segment.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended June 30, 2001 of $6.5 million were $0.1 million, or 1.4%, higher than the selling and administrative expenses of $6.4 million for the corresponding period in 2000 due to the the inclusion of expenses of Leland and Precision. As a percentage of net sales, selling, general and administrative expenses decreased from 15.1% for the quarter ended June 30, 2000 to 12.7% for the quarter ended June 30, 2001 due to increased sales.

   Amortization Expense: Amortization expense of the Company for the quarter ended June 30, 2001 of $0.4 million increased $0.2 million from $0.2 million for the quarter ended June 30, 2000. This increase was due to the amortization of goodwill associated with the acquisition of Leland and Precision along with debt issuance costs related to the amendment of the Company's bank credit agreement.

   Interest Income: Interest income of the Company for the quarter ended June 30, 2001 of $0.1 million decreased $0.1 million from $0.2 million for the quarter ended June 30, 2000 due to decreased interest earning assets.

   Interest Expense: Interest expense of the Company for the quarter ended June 30, 2001 of $2.4 million increased $0.2 million or 12.0% from $2.2 million for quarter ended June 30, 2000. This increase was due to an increased debt level related to the acquisition of Leland.

   Provision for Income Taxes: Provision for income taxes of the Company for the quarter ended June 30, 2001 of $0.6 million was $0.2 million or 21.2% lower than the provision for income taxes of $0.8 million for the quarter ended June 30, 2000 due to the lower income before taxes for the quarter ended June 30, 2001.

   Net Income: The net income for the Company for the quarter ended June 30, 2001 of $0.8 million was $0.4 million or 32.8% lower than the net income of $1.2 million for the quarter ended June 30, 2000 for the reasons discussed above. Net income as a percentage of net sales decreased to 1.6% for the quarter ended June 30, 2001 from 2.8% for the corresponding quarter in 2000.

  Six Months Ended June 30, 2001 Compared to Six Months Ended June 30, 2000

   Net Sales: Net sales for the six months ended June 30, 2001 increased $13.2 million, or 16.1%, to $94.6 million from $81.4 million for the corresponding period in 2000. The Engineering Services Segment's sales increased $8.5 million, or 22.0% from $38.7 million for the six months ended June 30, 2000 to $47.2 million for the six months ended June 30, 2001, due to the timing and size of projects. For the six months ended June 30, 2001 the Company had eight projects with sales over $1.0 million, totalling $38.7 million in sales, compared to seven such projects totalling $25.2 million in sales for the six months ended June 30, 2000. The Engineering Services Segment had four projects with sales between $0.5 million and $1.0 million totalling $2.6 million for the six months ended June 30, 2001, compared to ten such projects totalling $6.6 million for the six months ended June 30, 2000. The Manufactured Products Segment's sales increased $4.7 million, or 10.9% from $42.7 million for the six months ended June 30, 2000 to $47.4 million for the six months ended June 30, 2001, primarily due to including sales of Leland, which was acquired in January, 2001 and Precision, which was acquired in October, 2000, partially offset with overall decreased fastener sales resulting from the general economic slowdown.

   Gross Profit: Gross profit for the six months ended June 30, 2001 decreased $0.5 million, or 2.5%, to $19.9 million from $20.4 million for the corresponding period in 2000. As a percentage of net sales, the gross profit decreased to 21.0% for the six months ended June 30, 2001 from 25.0% for the corresponding period in 2000. The decrease resulted from a higher percentage of sales from the Engineering Services Segment, which earn a lower gross profit margin than the sales from the Manufactured Products Segment, lower margins earned on fastener sales in the Manufactured Products Segment and lower margins earned on larger projects within the Engineering Service Segment.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the six months ended June 30, 2001 of $12.0 million were $0.7 million, or 5.7% lower than the selling, general and administrative expenses for the corresponding period in 2000 mainly due to the reversal of a provision on a loan receivable within the Engineering Services Segment and lower commissions incurred for the sale of centrifugal dryers, partially offset with the selling, general and administrative costs associated with Leland, acquired in January 2001 and Precision, acquired in October, 2000.

   Amortization Expense: Amortization expense of the Company for the six months ended June 30, 2001 of $0.8 million increased $0.4 million from $0.4 million for the six months ended June 30, 2000 due to the amortization of increased intangibles from goodwill associated with the acquisition of Leland and Precision along with the amortizaton of debt issuance costs related to the amendment of the Company's bank credit agreement.

   Interest Income: Interest income of the Company of $0.5 million for the six months ended June 30, 2001 approximated interest income for the corresponding period in 2000.

   Interest Expense: Interest expense of the Company for the six months ended June 30, 2001 of $4.8 million was $0.5 million or 11.1% higher than the interest expense of $4.3 million for the corresponding period in 2000. This increase was due to an increased debt level related to the acquisition of Leland.

   Provision for Income Taxes: Provision for income taxes of the Company for the six months ended June 30, 2001 of $1.2 million was $0.1 million or 10.8% lower than the provision for income taxes of $1.3 million for the six months ended June 30, 2000 due to the lower income before taxes for the six month period ended June 30, 2001.

   Net Income: The net income for the Company for the six months ended June 30, 2001 decreased $0.5 million, or 24.5%, to $1.6 million from $2.1 million for the six months ended June 30, 2000 for the reasons discussed above. Net income as a percentage of net sales decreased to 1.7% for the six months ended June 30, 2001 from 2.5% for the corresponding six month period in 2000.

Liquidity and Capital Resources

   Net cash provided by operating activities for the six months ended June 30, 2001 of $0.6 million was generated from net income adjusted for non-cash charges, partially offset with funds used to decrease accounts payable, increase accounts receivable and increase other assets. Included in non-cash charges for the six months ended June 30, 2001 was depreciation of $1.8 million and amortization of $0.8 million, partially offset with pension overfunding income of $0.8 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

   Cash used in investing activities for the six months ended June 30, 2001 of $23.0 million consisted of $20.4 million, net of cash for the stock acquisition of Leland in January, 2001, and $2.6 million for the Company's regular practice of upgrading and maintaining its equipment base and facilities.

   Cash provided by financing activities for the six months ended June 30, 2001 of $19.3 million consisted of the issuance of $21.0 million of long-term debt in connection with the amendment of the senior credit facility, partially offset by debt issuance costs of $0.9 million and the repayment of long-term debt of $0.8 million.

   The Company's liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations. Based on current and planned operations, the Company believes that funds provided from operations, along with cash on hand, and available credit will be adequate to meet its anticipated debt service requirements, working capital needs and capital expenditures. On January 18, 2001 the Company amended its senior credit facility to increase the borrowing capacity of the revolver loan up to $23,000,000 (less any outstanding letters of credit) based on a monthly variable borrowing base. In addition the senior credit facility was amended to include a $12,000,000 term loan. Both the revolver and the term loan have a maturity of January 18, 2005. The term loan requires quarterly principal payments of $750,000. The first quarterly payment was made on March 31, 2001. The increased debt capacity allowed the Company to acquire Leland. Leland is a manufacturer of specialty fasteners located in Martin, Tennessee. Leland has 53 employees and has been in business since 1968.

Backlog

   The Company's backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at June 30, 2001 was $78.5 million. Approximately $18.4 million relates to the Manufactured Products Segment, with the remainder of $60.1 million relating to the Engineering Services Segment. A substantial majority of current backlog is expected to be realized in the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company continues to use its reputation in the United States to expand into international markets. In the six months ended June 30, 2001 approximately 19% of the Company's net sales were attributable to services provided or products sold for use outside the United States, primarily to Puerto Rico, Egypt and Poland. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company's historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company's strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company's foreign operations, or expansion thereof, would not have a material adverse effect on the Company's business, financial condition, results of operations and debt service capability.

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

   None

ITEM 5. OTHER INFORMATION

   None

ITEM 6. EXHIBITS AND REPORTS ON FORM 8-K

   (a) Exhibits

10.6 Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18,
     2001, by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank,
     National Association, individually and as agent.

10.7 First Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated
     as of January 18, 2001, and further amended as of March 1, 2001 by and among Elgin National
     Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.

10.8 Second Amendment to Credit Agreement dated as of September 24, 1993, as Amended and
     Restated as of January 18, 2001, and further amended as of June 28, 2001 by and among Elgin
     National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.

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

Dated: August 10, 2001

                                 EXHIBIT INDEX

Exhibit                                                                                         Footnote
Number  Document Description                                                                    Reference
------  --------------------                                                                    ---------

  3.1.. Certificate of Incorporation of Elgin National Industries, Inc.........................    (3)

  3.2.. Bylaws of Elgin National Industries, Inc...............................................    (3)

  4.1.. Indenture dated November 5, 1997, between Elgin National Industries, Inc., subsidiaries
        and Norwest Bank Minnesota, as Trustee.................................................    (2)

  4.2.. Form of 11% Senior Note due 2007 (included in Exhibit 4.1).............................    (2)

  4.3.. Registration Rights Agreement dated November 5, 1997, by and among Elgin National
        Industries, Inc., certain of its subsidiaries, and BancAmerica Robertson Stephens and
        CIBC Wood Gundy Securities Corp........................................................    (3)

  4.4.. Form of Subsidiary Guaranty (included in Exhibit 4.1)..................................    (2)

 10.1.. Credit Agreement dated as of September 24, 1993, as Amended and Restated as of
        November 5, 1997, by and among Elgin National Industries, Inc., various financial institutions, and Bank of America National Trust and Savings Association, individually
        and as agent...........................................................................    (2)

 10.2.. Employment and Non-Competition Agreement dated as of November 5, 1997, between
        Elgin National Industries, Inc. and Fred C. Schulte*...................................    (2)

 10.3.. Employment and Non-Competition Agreement dated as of November 5, 1997, between
        Elgin National Industries, Inc. and Charles D. Hall*...................................    (2)

 10.4.. Employment and Non-Competition Agreement dated as of November 5, 1997, between
        Elgin National Industries, Inc. and Wayne J. Conner*...................................    (2)

 10.5.. The Elgin National Industries, Inc. Supplemental Retirement Plan dated as of 1995, and
        effective January 1, 1995*.............................................................    (3)

 10.6.. Credit Agreement dated as of September 24, 1993, as Amended and Restated as of
        January 18, 2001, by and among Elgin National Industries, Inc., various financial
        institutions, and PNC Bank, National Association, individually and as agent............    (1)

 10.7.. First Amendment to Credit Agreement dated as of September 24, 1993, as Amended and
        Restated as of January 18, 2001, and further amended as of March 1, 2001 by and among
        Elgin National Industries, Inc., various financial institutions, and PNC Bank, National
        Association, individually and as agent.................................................    (1)

 10.8.. Second Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of June 28, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank,
        National Association, individually and as agent........................................    (1)

--------
(1)Filed herewith.
(2)Incorporated by reference to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on December 30, 1997.
(3)Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.
*  Management contract or compensatory plan or arrangement.