Form 10-Q
period 2001-09-30
ELGIN NATIONAL INDUSTRIES INC
filed 2001-11-14
CIK 32346

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

            [X]QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended September 30, 2001

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

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes No [_]

   As of October 31, 2001, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                        ELGIN NATIONAL INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I--FINANCIAL INFORMATION
   ITEM 1--Financial Statements
       Consolidated Balance Sheets as of September 30, 2001 and December 31, 2000....................   3
       Consolidated Statements of Income for the Nine Months Ended September 30, 2001 and
         September 30, 2000, and for the Three Months Ended September 30, 2001 and September 30,
         2000........................................................................................   4
       Consolidated Statements of Changes in Stockholder's Deficit for the Nine Months Ended
         September 30, 2001..........................................................................   5
       Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
         2001 and September 30, 2000.................................................................   6
       Notes to Condensed Consolidated Financial Statements..........................................   7
   ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations.....  10
   ITEM 3--Quantitative and Qualitative Disclosures about Market Risk................................  13
PART II--OTHER INFORMATION
   ITEM 1--Legal Proceedings.........................................................................  13
   ITEM 6--Exhibits and Reports on Form 8-K..........................................................  13
SIGNATURES...........................................................................................  14
EXHIBIT INDEX........................................................................................  15

PART I

ITEM 1. FINANCIAL STATEMENTS

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)
                                  (Unaudited)

                                                                              September 30, December 31,
                                                                                  2001          2000
                                                                              ------------- ------------
                                  ASSETS
                                  ------

Current assets:
   Cash and cash equivalents.................................................   $             $  3,021
   Accounts receivable, net..................................................     27,558        29,072
   Inventories, net..........................................................     20,428        15,838
   Prepaid expenses and other assets.........................................        746         2,202
   Deferred income taxes.....................................................      3,252         3,251
                                                                                --------      --------
       Total current assets..................................................     51,984        53,384
Property, plant and equipment, net...........................................     21,245        17,935
Loans receivable to related parties..........................................      7,833         7,833
Other assets.................................................................     26,382        24,789
Goodwill and intangibles.....................................................     22,378         8,523
                                                                                --------      --------
       Total assets..........................................................   $129,822      $112,464
                                                                                ========      ========
                   LIABILITIES AND STOCKHOLDER'S DEFICIT
                   -------------------------------------
Current liabilities:
   Current portion of long-term debt.........................................   $  6,150      $     50
   Accounts payable..........................................................     27,756        29,326
   Accrued expenses..........................................................     13,973        10,768
                                                                                --------      --------
       Total current liabilities.............................................     47,879        40,144
Long-term debt less current portion..........................................     81,550        74,050
Other liabilities............................................................      2,185         2,153
Deferred income taxes........................................................      3,205         3,416
                                                                                --------      --------
       Total liabilities.....................................................    134,819       119,763
                                                                                --------      --------
Redeemable preferred stock units.............................................     13,107        12,561
                                                                                --------      --------
Redeemable preferred stock...................................................      3,595         3,445
                                                                                --------      --------
Common stockholder's deficit:
   Common stock, Class A par value $.01 per share; authorized 23,678 shares;
     6,408 issued and outstanding
   Retained deficit..........................................................    (21,699)      (23,305)
                                                                                --------      --------
       Total stockholder's deficit...........................................    (21,699)      (23,305)
                                                                                --------      --------
       Total liabilities and stockholder's deficit...........................   $129,822      $112,464
                                                                                ========      ========

   The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME
                                (in thousands)
                                  (Unaudited)

                                             For the Nine Months For the Three Months
                                             Ended September 30, Ended September 30,
                                             ------------------  -------------------
                                               2001      2000      2001        2000
                                             --------  --------   -------    -------
Net sales................................... $138,118  $122,087  $43,540     $40,653
Cost of sales...............................  108,557    92,396   33,859      31,360
                                             --------  --------   -------    -------
   Gross profit.............................   29,561    29,691    9,681       9,293
Selling, general and administrative expenses   18,008    18,576    6,007       5,848
Amortization expense........................    1,242       577      437         190
                                             --------  --------   -------    -------
   Operating income.........................   10,311    10,538    3,237       3,255
Other expenses (income)
   Interest income..........................     (619)     (679)    (117)       (218)
   Interest expense.........................    7,214     6,472    2,391       2,132
                                             --------  --------   -------    -------
Income before income taxes..................    3,716     4,745      963       1,341
Provision for income taxes..................    1,625     1,862      433         525
                                             --------  --------   -------    -------
Net income.................................. $  2,091  $  2,883  $   530     $   816
                                             ========  ========   =======    =======





   The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

          CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER'S DEFICIT

                 For the Nine Months Ended September 30, 2001
                       (in thousands except share data)
                                  (Unaudited)

                                                                                          Total
                                                                     Common Retained  Stockholder's
                                                                     Stock  (Deficit)    Deficit
                                                                     ------ --------- -------------
Balance as of December 31, 2000.....................................   $    $(23,305)   $(23,305)
   Net income for the nine months ended September 30, 2001..........           2,091       2,091
   Redeemable preferred stock unit dividends, net of tax of $211....            (335)       (335)
   Redeemable preferred stock dividends (19,952 shares at $7.50 per
     share).........................................................            (150)       (150)
                                                                       --   --------    --------
Balance as of September 30, 2001....................................   $    $(21,699)   $(21,699)
                                                                       ==   ========    ========




   The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Nine Months Ended September 30, 2001 and 2000
                                (in thousands)
                                  (unaudited)

                                                       2001     2000
                                                     --------  -------
Net cash provided by operating activities........... $  7,735  $ 5,740
                                                     --------  -------
Cash flows from investing activities:
   Business acquired, net of cash...................  (20,399)
   Purchase of property, plant and equipment........   (3,096)  (2,769)
   Proceeds from sale of assets.....................       13       16
                                                     --------  -------
   Net cash used by investing activities............  (23,482)  (2,753)
                                                     --------  -------
Cash flows from financing activities:
   Borrowings of long-term debt.....................   15,100
   Repayments of long-term debt.....................   (1,500)  (7,109)
   Debt issuance costs..............................     (874)
                                                     --------  -------
   Net cash provided (used) by financing activities.   12,726   (7,109)
                                                     --------  -------
Net (decrease) increase in cash.....................   (3,021)  (4,122)
Cash and cash equivalents at beginning of period....    3,021    5,701
                                                     --------  -------
Cash and cash equivalents at end of period.......... $      0  $ 1,579
                                                     ========  =======



   The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS (unaudited)

1. Report Preparation

   The accompanying condensed consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company's December 31, 2000 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first nine months of 2001 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company's consolidated financial statements included in the annual report on Form 10-K.

2. Inventories

                                        September 30, December 31,
                                            2001          2000
                                        ------------- ------------
                                              (in thousands)
Finished goods.........................    $11,358      $10,168
Work-in-process........................      3,781        1,356
Raw materials..........................      7,192        5,916
                                           -------      -------
                                            22,331       17,440
Less excess and obsolete reserve.......      1,903        1,602
                                           -------      -------
                                           $20,428      $15,838
                                           =======      =======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

3. Segment Information

   The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company's method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the nine months ended September 30:

                                                                             2001      2000
                                                                           --------  --------
                                                                             (in thousands)
Net sales to external customers:
   Manufactured Products.................................................. $ 69,665  $ 61,926
   Engineering Services...................................................   68,453    60,161
                                                                           --------  --------
       Total net sales to external customers.............................. $138,118  $122,087
                                                                           ========  ========
Net sales to internal customers:
   Manufactured Products.................................................. $  3,846  $  2,513
   Engineering Services...................................................      231       147
                                                                           --------  --------
       Total net sales to internal customers.............................. $  4,077  $  2,660
                                                                           ========  ========
Total net sales...........................................................
   Manufactured Products.................................................. $ 73,511  $ 64,439
   Engineering Services...................................................   68,684    60,308
                                                                           --------  --------
       Total net sales....................................................  142,195   124,747
Elimination of net sales to internal customers............................    4,077     2,660
                                                                           --------  --------
       Total consolidated net sales....................................... $138,118  $122,087
                                                                           ========  ========
Earnings before interest, taxes and amortization:
   Manufactured Products.................................................. $  9,910  $ 10,890
   Engineering Services...................................................    5,179     3,605
                                                                           --------  --------
       Total segment earnings before interest, taxes and amortization.....   15,089    14,495
Corporate expenses before interest, taxes and amortization................   (3,536)   (3,380)
Amortization..............................................................   (1,242)     (577)
Interest income...........................................................      619       679
Interest expense..........................................................   (7,214)   (6,472)
                                                                           --------  --------
   Consolidated income before income taxes................................ $  3,716  $  4,745
                                                                           ========  ========

4. Acquisition of Subsidiary and Amendment of Credit Facility

   On January 18, 2001 the Company acquired Leland Powell Fasteners, Inc. ("Leland") for $20.4 million, net of cash. Leland is a manufacturer of specialty fasteners located in Martin, Tennessee. Leland has 50 employees and has been in business since 1968. On the date of Leland's acquisition the Company amended the Bank Credit Agreement increasing the borrowing capacity of the revolver from $20 million to $23 million. In addition the Bank Credit Agreement was amended to include a $12 million term loan. The term loan requires quarterly principal payments of $750,000 beginning March 31, 2001. The assets of Leland of $19.6 million on September 30, 2001 are included in the Manufactured Products segment.

5. Contingencies

   The Company has claims against others, and there are claims by others against it, in a variety of matters arising out of the conduct of the Company's business. The ultimate resolution of all such claims would not, in the

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES opinion of management, have a material effect on the Company's financial position, cash flows or results of operations.

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

   In June 2001, the Financial Accounting Standards Board issued Statements of Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Three Months Ended September 30, 2001 Compared to Three Months Ended September 30, 2000

   Net Sales: Net sales for the quarter ended September 30, 2001 increased $2.9 million, or 7.1%, to $43.5 million from $40.6 million for the corresponding period in 2000. The Manufactured Products Segment's sales increased $3.1 million, or 16.1%, primarily due to the inclusion of sales from Leland Powell Fasteners, Inc. ("Leland"), acquired in January, 2001 and Precision Screw & Bolt, Inc. ("Precision"), acquired in October, 2000. Decreased sales to the fastener industry due to the decline in general economic conditions were offset with an increase in equipment sales to the coal and oil industries. The Engineering Services Segment's sales decreased $0.2 million, or 1.0% to $21.3 million from $21.5 million for the corresponding period in 2000, due to the timing and size of projects. For the quarter ended September 30, 2001 the Company had $4.1 million in projects with sales less than $500,000, compared to $4.4 million for the quarter ended September 30, 2000. This decrease was partially offset with a slight increase in projects over $500,000. For the quarter ended September 30, 2001 the Engineering Services Segment had eight projects with sales in excess of $500,000, totalling $17.2 million in sales, compared to ten such projects totalling $17.1 million in sales for the quarter ended September 30, 2000.

   Gross Profit: Gross profit for the quarter ended September 30, 2001 of $9.7 million was $0.4 million or 4.2% higher than the gross profit of $9.3 million for the corresponding period in 2000 due to the higher sales level. As a percentage of net sales, the gross profit decreased to 22.2% for the quarter ended September 30, 2001 from 22.9% for the corresponding period in 2000. The decrease resulted from lower margins earned on the sales from Leland and Precision than those margins earned from other subsidiaries and divisions within the Manufactured Products Segment.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended September 30, 2001 of $6.0 million were $0.2 million or 2.7% above the selling, general and administrative expenses of $5.8 million for the corresponding period in 2000. This was due to the inclusion of selling, general and administrative expenses of Leland and Precision along with higher expenses at Corporate, partially offset with lower legal expenses from the Engineering Services Segment and lower profit sharing expenses within the Manufactured Products Segment. As a percentage of net sales, selling, general and administrative expenses decreased from 14.4% for the quarter ended September 30, 2000 to 13.8% for the quarter ended September 30, 2001 due to increased sales.

   Amortization Expense: Amortization expense of the Company for the quarter ended September 30, 2001 of $0.4 million increased $0.2 million from $0.2 million for the quarter ended September 30, 2000. This increase was due to the amortization of goodwill associated with the acquisition of Leland and Precision along with amortization of debt issuance costs related to the amendment of the Company's credit agreement.

   Interest Income: Interest income of the Company for the quarter ended September 30, 2001 of $0.1 million decreased $0.1 million from $0.2 million for the quarter ended September 30, 2000 due to decreased interest earning deposits.

   Interest Expense: Interest expense of the Company for the quarter ended September 30, 2001 of $2.4 million increased $0.3 million or 12.1% from $2.1 million for the quarter ended September 30, 2000. This increase was due to an increased debt level related to the acquisition of Leland.

   Provision for Income Taxes: Provision for income taxes of the Company for the quarter ended September 30, 2001 of $0.4 million was $0.1 million lower than the provision for income taxes for the quarter ended September 30, 2000 of $0.5 million due to the lower income before income taxes.

   Net Income: The net income for the Company for the quarter ended September 30, 2001 of $0.5 million was $0.3 million lower than the net income of $0.8 million for the quarter ended September 30, 2000 for the reasons discussed above. Net income as a percentage of net sales decreased to 1.2% for the quarter ended September 30, 2001 from 2.0% for the corresponding quarter in 2000.

  Nine months ended September 30, 2001 Compared to Nine months ended September 30, 2000

   Net Sales: Net sales for the nine months ended September 30, 2001 increased $16.0 million, or 13.1%, to $138.1 million from $122.1 million for the corresponding period in 2000. The Engineering Services Segment's sales increased $8.3 million, or 13.8%, due to the timing and size of projects. For the nine months ended September 30, 2001 the Company had twelve projects with sales in excess of $1.0 million, totalling $57.6 million, compared to fourteen such projects, totalling $47.9 million for the nine months ended September 30, 2000. This increase from larger projects was partially offset with decreased sales of smaller projects with individual sales of less than $1.0 million. The Manufactured Products Segment's sales increased $7.7 million, or 12.5%, primarily due to the inclusion of sales of Leland, which was acquired in January, 2001 and Precision, which was acquired in October, 2000, as well as increased sales of centrifugal dryers, high voltage equipment and starters, partially offset with decreased fastener sales resulting from the general economic slowdown.

   Gross Profit: Gross profit for the nine months ended September 30, 2001 decreased $0.1 million to $29.6 million from $29.7 million for the corresponding period in 2000. As a percentage of net sales the gross profit decreased to 21.4% for the nine months ended September 30, 2001 from 24.3% for the nine months ended September 30, 2000. Within the Manufactured Products Segment the gross profit of $20.4 million decreased $0.7 million or 3.6% from $21.1 million for the corresponding period in 2000 due to decreased margins earned on fastener sales, partially offset with the higher sales level. As a percentage of sales the Manufactured Products Segment's gross profit decreased to 29.2% from 34.1%. Within the Engineering Services Segment the gross profit of $9.2 million was $0.6 million or 7.3% higher than the gross profit of $8.6 million for the corresponding period in 2000 due to the increased sales level. As a percentage of sales the gross profit for the Engineering Services Segment decreased to 13.4% from 14.2% for the nine months ended September 30, 2000 due to a higher percentage of sales from larger jobs over $1.0 million, which typically earn a lower margin than smaller engineering only jobs.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the nine months ended September 30, 2001 of $18.0 million represented a decrease of $0.6 million, or 3.1%, from $18.6 million for the corresponding period in 2000. This was primarily due to the reversal of a provision on a note receivable that was collected in full in 2001 and lower legal fees within the Engineering Services Segment along with lower commission expenses within the Manufactured Products Segment, partially offset with the inclusion of expenses of Leland and Precision.

   Amortization Expense: Amortization expense of the Company for the nine months ended ended September 30, 2001 of $1.2 million increased $0.6 million from $0.6 million for the nine months ended September 30, 2000 due to the amortization of goodwill associated with the acquisition of Leland and Precision along with the amortization of debt issuance costs related to the amendment of the Company's bank credit agreement.

   Interest Income: Interest income of the Company of $0.6 million was $0.1 million, or 8.8%, lower than the interest income of $0.7 million for the nine months ended September 30, 2000. This decrease was due decreased interest earning deposits in 2001.

   Interest Expense: Interest expense of the Company for the nine months ended September 30, 2001 of $7.2 million increased $0.7 million from $6.5 million for the nine months ended September 30, 2000 due to the increased level of debt outstanding related to the acquisition of Leland.

   Provision for Income Taxes: Provision for income taxes of the Company for the nine months ended September 30, 2001 decreased $0.3 million, or 12.7%, to $1.6 million from $1.9 million for the corresponding period in 2000. The decrease in the provision for income taxes was due to lower earnings.

   Net Income: The net income for the Company for the nine months ended September 30, 2001 decreased $0.8 million, or 27.5%, to $2.1 million from $2.9 million for the nine months ended September 30, 2000 for the reasons discussed above. Net income as a percentage of net sales decreased to 1.5% for the nine months ended September 30, 2001 from 2.4% for the corresponding nine month period in 2000.

Liquidity and Capital Resources

   Net cash provided by operating activities for the nine months ended September 30, 2001 of $7.7 million was generated from net income and non-cash charges and decreased accounts receivable partially offset with funds used to increase inventories. Included in non-cash charges for the nine months ended September 30, 2001 was depreciation of $2.5 million and amortization of $1.2 million, partially offset with pension overfunding income of $1.3 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

   Cash used in investing activities for the nine months ended September 30, 2001 of $23.5 million consisted of $20.4 million, net of cash for the stock acquisition of Leland in January 2001, and $3.1 million for the Company's regular practice of upgrading and maintaining its equipment base and facilities.

   Cash generated from financing activities for the nine months ended September 30, 2001 of $12.7 million consisted of the issuance of $15.1 million of long-term debt in connection with the amendment of the senior credit facility, partially offset by debt issuance costs of $0.9 million and the repayment of long-term debt of $1.5 million.

   The Company's liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations. Based on current and planned operations, the Company believes that funds provided from operations, along with cash on hand, and available credit will be adequate to meet its anticipated debt service requirements, working capital needs and capital expenditures. On January 18, 2001 the Company amended its senior credit facility to increase the borrowing capacity of the revolver loan up to $23,000,000 (less any outstanding letters of credit) based on a monthly variable borrowing base. In addition the senior credit facility was amended to include a $12,000,000 term loan. Both the revolver and the term loan have a maturity of January 18, 2005. The term loan requires quarterly principal payments of $750,000 beginning on March 31, 2001. The increased debt capacity allowed the Company to acquire Leland. Leland is a manufacturer of specialty fasteners located in Martin, Tennessee. Leland has 50 employees and has been in business since 1968.

Backlog

   The Company's backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at September 30, 2001 was $68.0 million. Approximately $18.1 million relates to the Manufactured Products Segment, with the remainder of $49.9 million relating to the Engineering Services Segment. A substantial majority of current backlog is expected to be realized in the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company continues to use its reputation in the United States to expand into international markets. In the nine months ended September 30, 2001 approximately 19% of the Company's net sales were attributable to services provided or products sold for use outside the United States, primarily to Puerto Rico, Egypt, Poland and Australia. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company's historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company's strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company's foreign operations, or expansion thereof, would not have a material adverse effect on the Company's business, financial condition, results of operations and debt service capability.

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

                                          ELGIN NATIONAL INDUSTRIES, INC.

                                                    /s/ WAYNE J. CONNER
                                          By___________________________________
                                                      Wayne J. Conner
                                             Vice President, Treasurer, and
                                                           Chief
                                                     Financial Officer
                                                (Duly Authorized Officer and
                                                Principal Financial Officer)

Dated: November 14, 2001

                                 EXHIBIT INDEX

Exhibit                                                                                             Footnote
Number  Document Description                                                                        Reference
------  --------------------                                                                        ---------
  3.1   Certificate of Incorporation of Elgin National Industries, Inc.                                (2)
  3.2   Bylaws of Elgin National Industries, Inc.                                                      (2)
  4.1   Indenture dated November 5, 1997, between Elgin National Industries, Inc., subsidiaries and
        Norwest Bank Minnesota, as Trustee.                                                            (1)
  4.2   Form of 11% Senior Note due 2007 (included in Exhibit 4.1).                                    (1)
  4.3   Registration Rights Agreement dated November 5, 1997, by and among Elgin National
        Industries, Inc., certain of its subsidiaries, and BancAmerica Robertson Stephens and CIBC
        Wood Gundy Securities Corp.                                                                    (2)
  4.4   Form of Subsidiary Guaranty (included in Exhibit 4.1).                                         (1)
 10.1   Credit Agreement dated as of September 24, 1993, as Amended and Restated as of
        November 5, 1997, by and among Elgin National Industries, Inc., various financial institutions, and Bank of America National Trust and Savings Association, individually and
        as agent.                                                                                      (1)
 10.2   Employment and Non-Competition Agreement dated as of November 5, 1997, between
        Elgin National Industries, Inc. and Fred C. Schulte.*                                          (1)
 10.3   Employment and Non-Competition Agreement dated as of November 5, 1997, between
        Elgin National Industries, Inc. and Charles D. Hall.*                                          (1)
 10.4   Employment and Non-Competition Agreement dated as of November 5, 1997, between
        Elgin National Industries, Inc. and Wayne J. Conner.*                                          (1)
 10.5   The Elgin National Industries, Inc. Supplemental Retirement Plan dated as of 1995, and
        effective January 1, 1995.*                                                                    (2)
 10.6   Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January
        18, 2001, by and among Elgin National Industries, Inc., various financial institutions, and
        PNC Bank, National Association, individually and as agent.                                     (3)
 10.7   First Amendment to Credit Agreement dated as of September 24, 1993, as Amended and
        Restated as of January 18, 2001, and further amended as of March 1, 2001 by and among
        Elgin National Industries, Inc., various financial institutions, and PNC Bank, National
        Association, individually and as agent.                                                        (3)
 10.8   Second Amendment to Credit Agreement dated as of September 24, 1993, as Amended and
        Restated as of January 18, 2001, and further amended as of June 28, 2001 by and among
        Elgin National Industries, Inc., various financial institutions, and PNC Bank, National
        Association, individually and as agent.                                                        (3)

--------
(1)Incorporated by reference to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on December 30, 1997.
(2)Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.
(3)Incorporated by reference to Form 10-Q of the Company (File No. 001-03771) filed with the Commission on August 10, 2001.
*  Management contract or compensatory plan or arrangement.