Form 10-K405
period 2001-12-31
ELGIN NATIONAL INDUSTRIES INC
filed 2002-03-27
CIK 32346

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                   FORM 10-K

[X]  ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
    SECURITIES EXCHANGE ACT OF 1934

                  For the fiscal year ended December 31, 2001

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

                                     None

                               -----------------

   Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [X] Yes [_] No

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K
(SS 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   As of March 20, 2002, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock. The aggregate market value of the voting stock held by non-affiliates of the registrant is $0 because all voting stock is held by an affiliate of the registrant.

================================================================================

                                    PART I

ITEM 1.  BUSINESS

Overview

   Elgin National Industries, Inc., incorporated in 1962, was a publicly traded company listed on the NYSE until it was taken private in 1988 through the leveraged acquisition of stock of Elgin National Industries, Inc. by The Jupiter Corporation ("Jupiter"), a private diversified holding company. In September 1993, an investor group led by institutional investors and Senior Management (consisting of Fred C. Schulte, Charles D. Hall and Wayne J. Conner) formed ENI Holding Corp. ("ENI"), and ENI acquired the capital stock of Elgin National Industries, Inc. from Jupiter in a leveraged buyout. Through the years Elgin National Industries, Inc. has had strategic acquisitions and divestitures assisting the company in reducing leverage and, Management believes, focusing on strengthening its businesses. In 2001 Elgin National Industries, Inc. acquired Leland Powell Fasteners, Inc., ("Leland"), a manufacturer of specialty fasteners located in Martin, Tennessee to further strengthen its Manufactured Products Segment.

   On November 5, 1997, ENI and Elgin National Industries, Inc. completed a recapitalization intended to retire certain existing indebtedness, redeem the equity interests of outside institutional investors, merge Elgin National Industries, Inc. into ENI and vest (directly or indirectly) in Senior Management ownership of all of the issued and outstanding capital stock of the surviving entity. The components of the recapitalization were (i) the offering of $85,000,000 11% Senior Notes due 2007 (the "Offering"), (ii) ENI using part of the proceeds of the Offering to repurchase all of the common stock, preferred stock and common stock warrants of ENI not owned by Senior Management; (iii) Elgin National Industries, Inc. using part of the proceeds of the Offering to retire all senior subordinated indebtedness, including the payment of prepayment fees; (iv) Elgin National Industries, Inc. merging into ENI, with ENI remaining as the surviving entity; (v) following such merger, ENI changing its name to Elgin National Industries, Inc. (items (iv) and (v) resulting in the entity referred to herein as the "Company" or "Elgin"); and
(vi) the Company and certain of its subsidiaries entering into an amended senior credit facility (the "Senior Credit Facility") (the matters described at items (i) through (vi) above being the "Recapitalization Transactions"). In January 2001 the Senior Credit Facility was further amended to increase the borrowing capacity. This allowed the Company to acquire Leland.

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

   The Manufactured Products Segment is comprised of Ohio Rod Products Company ("Ohio Rod"), Tabor Machine Company ("Tabor"), Norris Screen and Manufacturing Inc. ("Norris"), Centrifugal and Mechanical Industries ("CMI"), Centrifugal Services, Inc. ("CSI"), Mining Controls, Inc. ("Mining Controls"), Chandler Products ("Chandler"), Clinch River Corporation ("Clinch") Vanco International, Inc. ("Vanco"), Leland Powell Fasteners, Inc. ("Leland"), Precision Screw & Bolt Inc. ("Precision") and Best Metal Finishing Inc. ("Best Metal"). The Engineering Services Segment is comprised of Roberts & Schaefer Company ("R&S") and Soros Associates, Inc. ("Soros").

  Manufactured Products Segment

   The Manufactured Products Segment, through its twelve business units, manufactures and markets products used primarily in the industrial equipment, durable goods, mining, mineral processing and electric utility industries. The businesses within the Manufactured Products Segment consist of original equipment manufacturers ("OEM"), suppliers of after-market parts and services and manufacturers of components used by original equipment manufacturers. These businesses have supplied their customers with quality products and services for an average of over 40 years. The Manufactured Products Segment has a broad and diverse customer base, with no single customer accounting for more than 10% of the Segment's sales in 2001.

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

   Net sales for the Manufactured Products Segment for the year ended December 31, 2001, were $99.1 million. Products are sold through in-house sales personnel, as well as independent sales representatives, supported by engineer and technical services support personnel.

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

  Engineering Services Segment

   The Engineering Services Segment provides design, engineering, procurement and construction management services principally to the mining, mineral processing, electric utility and rail and marine transportation industries. Depending upon the needs of the client, these services are provided on either an unbundled (i.e. task-specific) basis or a full project turnkey basis. Historically, the Engineering Services Segment provided its services primarily to the United States coal mining industry. Over the past ten years, the Engineering Services Segment has diversified into markets which include electric utility, aggregates, industrial minerals, base metals and precious metals. Today, the Engineering Services Segment has a broad, well-balanced customer base within these industries and derived approximately 90% of its net sales from customers outside the coal-mining industry during 2001. Net sales for the Engineering Services Segment for the year ended December 31, 2001 were $92.5 million.

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

   The Engineering Services Segment provides its services, ranging from engineering only services to turnkey project completion, primarily to the mining, mineral processing, electric utility and rail and marine transportation industries, with a diversified customer base including a number of leading domestic and international mining companies, electric utility companies and transportation companies. Engineering only services range in size from under $10,000 to several hundred thousand dollars. The Engineering Services Segment's turnkey services include full project responsibility for the design and construction of mineral processing and bulk material handling facilities. The Engineering Services Segment focuses on turnkey projects of less than $25 million, with most such projects significantly smaller. Total backlog for the Engineering Services Segment at December 31, 2001 was $44.3 million.

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

   The Engineering Services Segment has a broad and diversified customer base, having executed projects in the electric utility, aggregates, industrial minerals and base metal industries. The Engineering Services Segment has also been successful in further diversifying their markets to include international work. During 2001, approximately 35% of the net sales of the Engineering Services Segment were from international projects.

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

Supplies

   The Company acquires substantially all of its raw materials from outside sources. The basic raw materials primarily used in the Manufactured Products Segment are flat sheet metal, coiled wire or rod and various forms of stainless steel materials. Additionally, the Manufactured Products Segment acquires circuit breakers, components, transformer cores, motor drive units and purchased finished goods from outside sources. The Company subcontracts certain fabrication work to other suppliers. The Company is dependent on the ability of such fabrication suppliers for timely delivery, performance and quality specifications. The Engineering Services Segment sources many different types of components in the construction of plant facilities, which in certain cases are sold directly to the Company's customer by the selected supplier. These include equipment such as vibrating screens, centrifuge dryers, flotation units and other finished products. The Company believes there are numerous sources of supply for the different materials used in its operations.

Employees

   As of December 31, 2001, the Company had approximately 780 employees. Approximately 23 employees of the Company at CMI's St. Louis, Missouri facility are represented by District 8 of the International Association of Machinists and Aerospace Workers ("IAM") and are covered by a contract between CMI and the IAM effective from March 1, 1998 through February 28, 2003. Approximately eight employees of TranService, Inc., a wholly owned subsidiary of the Company, are represented by the United Mine Workers of America ("UMWA") and are covered by the National Bituminous Coal Wage Agreement expiring on December 31, 2002. The Company believes that its relations with its employees are generally good.

ITEM 2.  PROPERTIES

   The Company and its businesses conduct operations from the following primary facilities:

                                                               Approximate
                                            Principal   Owned/   Square
     Business               Location        Function    Leased   Footage
     --------          ------------------ ------------- ------ -----------
     Elgin             Downers Grove, IL  Headquarters  Leased    6,470
     Ohio Rod          Versailles, IN     Manufacturing Owned    93,350
     Chandler Products Euclid, OH         Manufacturing Owned    88,000
     Mining Controls   Beckley, WV        Manufacturing Owned    44,925
     CMI               St. Louis, MO      Manufacturing Owned    63,295
     CSI               Raleigh, IL        Manufacturing Owned    16,166
                                                        Leased   18,245
     Tabor             Bluefield, WV      Manufacturing Owned    44,000
     Norris            Princeton, WV      Manufacturing Owned    12,700
     Clinch River      Cedar Bluff, VA    Manufacturing Owned    56,300
     Precision         Cleveland, OH      Manufacturing Leased   24,450
     Vanco             Batavia, IL        Distribution  Leased   30,890
     R & S             Chicago, IL &      Office        Leased   16,200
                       Salt Lake City, UT Office        Leased   25,267
     Soros             Chicago, IL        Office        Leased    5,800
     Leland            Martin, Tenn       Manufacturing Owned    92,000

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

   In connection with the 1993 leveraged buyout of the Company, The Jupiter Corporation (the former ultimate parent entity of the Company) agreed to indemnify the Company against various claims and ongoing litigation and assumed the defense of such litigation. The litigation includes a wrongful death product liability claim against R&S in connection with an accident at a work site. Although the Company believes that Jupiter and its insurance carrier are performing on the indemnity obligations, there can be no assurance that they will continue to do so or that the Company would successfully recover on the indemnity in the event of an adverse judgment against R&S or adverse outcomes in any other proceeding. In any such case, the Company would bear the cost of defense and any adverse judgment. One or more such adverse judgments could materially and adversely effect the Company's business, financial condition, results of operations and debt service capability.

Environmental

   The Company is subject to a variety of foreign, federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials used in its manufacturing processes. The Company has not historically incurred any material adverse effect on its business, financial condition, results of operations or cash flow as a result of the Company's compliance with U.S. federal, state, provincial, local or foreign environmental laws or regulations or remediation costs. Some risk of environmental liability and other costs is inherent, however, in the nature of the businesses conducted by the Manufactured Products Segment, which have been in operation for an average of over 40 years and have performed little invasive testing at their sites. In addition, businesses previously operated by the Company have been sold. There can be no assurance that future identification of contamination at its current or former sites or at third party-owned sites where waste generated by the Company has been disposed of would not have a material adverse effect on the Company's business, results of operations, financial condition or debt service capability. Any failure by the Company to obtain required permits for, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability. Such liability could have a material adverse effect on the Company's business, financial condition, results of operations and debt service capability.

   The Company has been named as a potentially responsible party by the New York Department of Environmental Conservation for clean-up costs at the Company's former manufacturing facility in Orangeburg, New York. The Company has obtained the agreement of its former ultimate parent entity to indemnify it against losses, damages and costs arising out of such action. Although the Company believes that the indemnitor has performed its obligations on this site to date, there can be no assurance that it will continue to do so or that the Company would successfully recover on the indemnity. In such a case, the Company would bear the cost of any remediation, which costs could be significant and materially and adversely effect the Company's business, financial condition, results of operations and debt service capability.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

   None.

                                    PART II

ITEM 5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
        MATTERS

   There is no established public offering market for the outstanding common equity of the Company and 100% of its outstanding common equity is beneficially owned by Senior Management.

   The ability of the Company to pay dividends is governed by restrictive covenants contained in the indenture governing its publicly-held debt as well as restrictive covenants contained in the Company's Senior Credit Facility. As a result of these restrictive covenants, the Company was limited in the amount of dividends it was allowed to pay on December 31, 2001. The Company did not pay any dividends in the years ended December 31, 2001 and 2000.

ITEM 6.  SELECTED FINANCIAL DATA

   The following table presents selected historical financial information of the Company, as of the dates and for the periods indicated. The historical financial data as of December 31, 1997, 1998, 1999, 2000 and 2001 was derived from the audited consolidated financial statements of the Company. The selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited consolidated financial statements and notes thereto.

                            Selected Financial Data

                                                                                          Fiscal Year Ended December 31,
                                                                                 ---------------------------------------------
                                                                                   1997      1998        1999        2000
                                                                                 --------  --------    --------    --------
                                                                                              (dollars in thousands)
Statement of Operations Data:
Net sales....................................................................... $139,615  $156,054    $150,307    $163,370
Cost of sales...................................................................  102,744   118,390     110,917     124,378
                                                                                 --------  --------    --------    --------
   Gross profit.................................................................   36,871    37,664      39,390      38,992
Selling, general and administrative expenses....................................   21,840    22,100      25,114      24,063
Amortization expense............................................................    3,447     2,128         779         775
                                                                                 --------  --------    --------    --------
   Operating income.............................................................   11,584    13,436      13,497      14,154
Other expenses:
   Interest expense, net........................................................    3,471     8,190       7,844       7,676
                                                                                 --------  --------    --------    --------
Income from continuing operations before income taxes...........................    8,113     5,246       5,653       6,478
Provision for income taxes......................................................    3,187     2,141       2,519       2,605
                                                                                 --------  --------    --------    --------
Income from continuing operations...............................................    4,926     3,105       3,134       3,873
Income from discontinued operations, net of income taxes (a)....................      122
                                                                                 --------  --------    --------    --------
Income before extraordinary items...............................................    5,048     3,105       3,134       3,873
Extraordinary gain (loss) on early extinguishment of debt, net of income tax (b)     (582)                  380
                                                                                 --------  --------    --------    --------
Net income...................................................................... $  4,466  $  3,105    $  3,514    $  3,873
                                                                                 ========  ========    ========    ========
Other Financial Data:
Gross margin %..................................................................     26.4%     24.2%       26.2%       23.9%
Depreciation and amortization................................................... $  5,569  $  4,417    $  3,149    $  3,182
Capital expenditures............................................................    1,974     4,215       2,600       4,337
Net cash provided by operating activities.......................................    1,008     5,388       7,602      10,674
Net cash provided by (used in) investing activities.............................   (1,948)   (3,939)     (8,506)     (6,395)
Net cash provided by (used in) financing activities.............................     (714)     (805)     (3,376)     (6,959)
Operating Unit Data:
Net Sales:
   Manufactured Products Segment................................................ $ 78,592  $ 82,097    $ 77,312    $ 80,036
   Engineering Services Segment.................................................   61,023    73,957      72,995      83,334
                                                                                 --------  --------    --------    --------
      Total Net Sales........................................................... $139,615  $156,054    $150,307    $163,370
                                                                                 ========  ========    ========    ========
Balance Sheet Data:
Cash and cash equivalents....................................................... $  9,337  $  9,981    $  5,701    $  3,021
Working capital less cash and cash equivalents..................................   13,898    15,834       7,140      10,219
Property, plant and equipment, net..............................................   13,582    15,344      15,754      17,935
Total assets....................................................................  100,351   103,710     106,704     112,464
Total debt......................................................................   85,751    85,439      81,059      74,100
Redeemable preferred stock and redeemable preferred stock units.................   13,226    14,152      15,080      16,006
Stockholder's deficit...........................................................  (31,860)  (29,400)    (26,532)    (23,305)


                                                                                   2001
                                                                                 --------

Statement of Operations Data:
Net sales....................................................................... $191,551
Cost of sales...................................................................  149,988
                                                                                 --------
   Gross profit.................................................................   41,563
Selling, general and administrative expenses....................................   24,307
Amortization expense............................................................    1,631
                                                                                 --------
   Operating income.............................................................   15,625
Other expenses:
   Interest expense, net........................................................    8,810
                                                                                 --------
Income from continuing operations before income taxes...........................    6,815
Provision for income taxes......................................................    3,309
                                                                                 --------
Income from continuing operations...............................................    3,506
Income from discontinued operations, net of income taxes (a)....................
                                                                                 --------
Income before extraordinary items...............................................    3,506
Extraordinary gain (loss) on early extinguishment of debt, net of income tax (b)
                                                                                 --------
Net income...................................................................... $  3,506
                                                                                 ========
Other Financial Data:
Gross margin %..................................................................     21.7%
Depreciation and amortization................................................... $  4,604
Capital expenditures............................................................    4,440
Net cash provided by operating activities.......................................    5,619
Net cash provided by (used in) investing activities.............................  (24,780)
Net cash provided by (used in) financing activities.............................   16,140
Operating Unit Data:
Net Sales:
   Manufactured Products Segment................................................ $ 99,080
   Engineering Services Segment.................................................   92,471
                                                                                 --------
      Total Net Sales........................................................... $191,551
                                                                                 ========
Balance Sheet Data:
Cash and cash equivalents....................................................... $
Working capital less cash and cash equivalents..................................   12,381
Property, plant and equipment, net..............................................   22,070
Total assets....................................................................  137,746
Total debt......................................................................   91,234
Redeemable preferred stock and redeemable preferred stock units.................   16,933
Stockholder's deficit...........................................................  (20,445)

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

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Elgin owns and operates a diversified group of middle-market industrial manufacturing and engineering services businesses. The Company focuses on operating businesses with leading positions in niche markets, consistent profitability, diverse customer bases, efficient production capabilities and broad product lines serving stable industries. The Company is comprised of fourteen business units that are organized into two operating segments. Through its Manufactured Products Segment, Elgin is a leading manufacturer and supplier of custom-designed, highly engineered products used by a wide variety of customers in the industrial equipment, durable goods, mining, mineral processing and electric utility industries. Through its Engineering Services Segment, Elgin provides design, engineering, procurement and construction management services for mineral processing and bulk materials handling systems used in the mining, mineral processing, electric utility and the rail and marine transportation industries.

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

                             Company Consolidated
                             (dollars in millions)

                                                       For the Fiscal Year Ended December 31,
                                                      ----------------------------------------
                                                          1999          2000               2001
                                                      ------------  ------------       ------------
Net sales............................................ $150.3 100.0% $163.4    100.0%   $191.5    100.0%
Cost of sales........................................  110.9  73.8   124.4     76.1     150.0     78.3
Gross profit.........................................   39.4  26.2    39.0     23.9      41.5     21.7
Selling, general & administrative expenses...........   25.1  16.7    24.0     14.7      24.3     12.7
Amortization expense.................................    0.8   0.5     0.8      0.5       1.6      0.8
Operating income.....................................   13.5   9.0    14.2      8.7      15.6      8.2
Interest expense, net................................    7.9   5.2     7.7      4.7       8.8      4.6
Income from continuing operations before income taxes    5.6   3.8     6.5      4.0       6.8      3.6
Provision for income taxes...........................    2.5   1.7     2.6      1.6       3.3      1.7
Income before extraordinary item.....................    3.1   2.1     3.9      2.4       3.5      1.9
Extraordinary item, net of income taxes..............    0.4   0.2
Net income...........................................    3.5   2.3     3.9      2.4       3.5      1.9

                         Manufactured Products Segment
                             (dollars in millions)

                            For the Fiscal Year Ended December 31,
                            -------------------------------------
                                1999         2000         2001
                            -----------  -----------  -----------
              Net sales.... $77.3 100.0% $80.0 100.0% $99.1 100.0%
              Cost of sales  50.6  65.4   52.4  65.5   69.2  69.8
              Gross profit.  26.7  34.6   27.6  34.5   29.9  30.2

                         Engineering Services Segment
                             (dollars in millions)

                            For the Fiscal Year Ended December 31,
                            -------------------------------------
                                1999         2000         2001
                            -----------  -----------  -----------
              Net sales.... $73.0 100.0% $83.4 100.0% $92.4 100.0%
              Cost of sales  60.3  82.6   72.0  86.3   80.8  87.4
              Gross profit.  12.7  17.4   11.4  13.7   11.6  12.6

  Year Ended December 31, 2001 Compared to Year Ended December 31, 2000

   Net Sales: Net sales for the Manufactured Products Segment for the year ended December 31, 2001 increased $19.1 million, or 23.8%, to $99.1 million from $80.0 million for the corresponding period in 2000. The increased sales level was due to the inclusion of an entire year's sales from Leland, acquired in January 2001 and Precision, acquired in October 2000 as well as increased sales of centrifugal dryers, starters and industrial capital equipment, partially offset with decreased fastener sales.

   Net sales for the Engineering Services Segment for the year ended December 31, 2001 increased $9.1 million, or 11.0%, to $92.4 million from $83.3 million for the corresponding period in 2000 due primarily to increased sales of larger engineering jobs with sales greater than $1.0 million. In 2001 the Engineering Services Segment had $80.1 million in sales from fifteen larger jobs compared to $69.7 million from seventeen jobs for 2000. This increase was partially offset with decreased sales on smaller projects with sales less than $1.0 million. For the year ended December 31, 2001 sales of smaller engineering jobs totaled $12.3 million compared to $13.6 million for the corresponding period in 2000.

   Cost of Sales: Cost of sales for the Manufactured Products Segment for the year ended December 31, 2001 increased $16.8 million, or 31.9%, to $69.2 million from $52.4 million for the corresponding period in 2000 due to the increased sales level. The Manufactured Products Segment's cost of sales as a percentage of net sales increased to 69.8% for the year ended December 31, 2001 from 65.5% for the corresponding period in 2000 due to lower margins earned on fastener sales and sales of manufactured screens.

   Cost of sales for the Engineering Services Segment for the year ended December 31, 2001 increased $8.8 million, or 12.4%, to $80.8 million from $72.0 million for the corresponding period in 2000 due to the higher sales level and lower margins earned on smaller jobs with less than $1.0 million in sales, partially offset with higher margins earned on the larger projects due to cost savings realized on a few larger jobs. As a percentage of net sales, the Engineering Services Segment's cost of sales increased to 87.4% for the year ended December 31, 2001 from 86.3% for the corresponding period in 2000.

   Gross Profit: Gross profit for the Manufactured Products Segment for the year ended December 31, 2001 increased $2.3 million, or 8.4%, to $29.9 million from $27.6 million for the corresponding period in 2000 due to the increased sales level. The Manufactured Products Segment's gross profit as a percentage of net sales decreased to 30.2% for the year ended December 31, 2001 from 34.5% for the corresponding period in 2000 due to the lower margins earned on fastener sales and manufactured screens sales.

   Gross profit of the Engineering Services Segment for the year ended December 31, 2001 increased $0.2 million, or 2.2%, to $11.6 million from $11.4 million for the corresponding period in 2000 due to the higher sales level in the year ended December 31, 2001. As a percentage of net sales, the Engineering Services Segment's gross profit decreased to 12.6% for the year ended December 31, 2001 from 13.7% for the corresponding period in 2000 due to the lower margins earned on smaller jobs, partially offset with higher margins realized on larger projects.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company of $24.3 million for the year ended December 31, 2001 represented an increase of $0.3 million in comparison to $24.0 million for the corresponding period in 2000 primarily due to the inclusion of Leland's expenses, acquired in January 2001 and higher employee related costs at Corporate, offset with a reversal of a bad debt provision on a note that was paid in full and the recovery of legal costs upon the settlement of a lawsuit within the Engineering Services Segment.

   Amortization Expense: Amortization expense of $1.6 million for the year ended December 31, 2001 increased $0.8 million from $0.8 million for the year ended December 31, 2000. The increased amortization expense was due to higher goodwill amortization due to the acquisitions of Precision, acquired in October 2000 and Leland, acquired in January 2001, and higher amortization of financing costs due to amending the Company's Senior Credit Facility in January 2001.

   Operating Income: Operating income of the Company for the year ended December 31, 2001 of $15.6 million was $1.4 million higher than the operating income of $14.2 million for the corresponding period in 2000 for the reasons discussed above. Operating income as a percentage of net sales decreased to 8.2% for the year ended December 31, 2001 from 8.7% for the corresponding period in 2000.

   Interest Income: Interest income of the Company for the year ended December 31, 2000 of $0.7 million decreased $0.1 million or 12.8% from $0.8 million for the year ended December 31, 2000. This decrease was due to decreased interest bearing deposits in 2001.

   Interest Expense: Interest expense of the Company for the year ended December 31, 2001 of $9.6 million increased $1.1 million or 12.0% from $8.5 million for the corresponding period in 2000 due to the increased debt outstanding.

   Income from Continuing Operations Before Income Taxes: Income from continuing operations before income taxes for the year ended December 31, 2001 increased $0.3 million, or 5.2%, to $6.8 million from $6.5 million for the corresponding period in 2000 for the reasons discussed above. Income from continuing operations, before income taxes, as a percentage of net sales was 3.6% for the year ended December 31, 2001 compared to 4.0% for the year ended 2000.

   Provision for Income Taxes: Provision for income taxes for the year ended December 31, 2001 increased $0.7 million to $3.3 million from $2.6 million the year ended December 31, 2000. The Company's effective tax rate increased to 49% in 2001 from 40% in 2000 primarily due to a higher percentage on nondeductible expenses and an adjustment to deferred income taxes.

   Net Income: The net income for the Company for the year ended December 31, 2001 decreased $0.4 million, or 10.3%, to $3.5 million from $3.9 million for the year ended December 31, 2000 for the reasons discussed above. Net income as a percentage of net sales decreased to 1.8% for the year ended December 31, 2001 from 2.4% for the corresponding year ended 2000.

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

Liquidity and Capital Resources

   Net cash provided by operating activities for the year ended December 31, 2001 was $5.6 million, due to $6.6 million generated from net income and non-cash charges, partially offset with $1.0 million net cash used by operating assets and liabilities. Cash flows from operations for any specific period are often materially affected by the timing and amounts of payments on contracts of the Engineering Services Segment, and the timing of payments by such Segment for products and services.

   Cash used in investing activities for the year ended December 31, 2001 of $24.8 million consisted of $4.4 million for capital expenditures including $1.6 million relating to the construction of a plating facility and $2.8 million in accordance with the Company's regular practice of upgrading and maintaining its equipment base and facilities and $20.4 million for the stock acquisition of Leland on January 18, 2001. Leland is a manufacturer of specialty fasteners located in Martin, Tennessee. Leland has 51 employees and has been in business since 1968.

   On January 18, 2001 the Company amended its Senior Credit Facility to increase the borrowing capacity of the revolver loan up to $23.0 million (less any outstanding letters of credit) based on a monthly variable borrowing base. The Company's letters of credit totaled $3.3 million as of December 31, 2001 of which $3.0 million mature within one year and the remaining $0.3 million mature within two years. In addition the Senior Credit Facility was amended to include a $12.0 million term loan. Both the revolver and the term loan have a maturity of January 18, 2005. The term loan requires quarterly principal payments of $750,000 beginning on March 31, 2001 as well as an additional annual payment based on an excess cash flow calculation for the previous year. The increased debt capacity of the amended Senior Credit Facility allowed the Company to acquire Leland in January.

   Cash provided by financing activities for 2001 was $16.1 million which included borrowings of $12.0 million on the term loan, $7.3 million on the revolver and $0.1 million on a loan for the construction of a plating facility in Osgood, Indiana. The construction loan has additional available credit of $1.0 million. This plating facility is scheduled to be completed during the second quarter of 2002. Total capital expenditures relating to the plating facility is expected to be approximately $2.0 million in 2002. Offsetting these borrowings was cash used for debt issuance costs on the amended credit facility of $1.0 million and the repayment of debt of $2.3 million.

   The Company's liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations. Based on current and planned operations the Company believes that funds provided by operations, along with cash on hand, and available credit will be adequate to meet its anticipated debt service requirements, working capital needs and capital expenditures.

   The Company has the following contractual cash obligations outstanding as of December 31, 2001:

Contractual Cash Obligations

                                                Payments Due by Period
                                        ---------------------------------------
                                                Less than  1-3    4-5   After 5
                                         Total   1 Year   Years  Years   Years
                                        ------- --------- ------ ------ -------
                                                (dollars in thousands)
 Long Term Debt........................ $91,150  $3,050   $6,100 $8,050 $73,950
 Operating Leases......................   7,485   1,984    3,484  1,901     116
                                        -------  ------   ------ ------ -------
    Total Contractual Cash Obligations. $98,635  $5,034   $9,584 $9,951 $74,066
                                        =======  ======   ====== ====== =======

Backlog

   The Company's backlog consists primarily of that portion of contracts for the Engineering Services Segment that have been awarded but not performed and also includes open orders for the Manufactured Products Segment. Backlog at December 31, 2001 was $55.9 million. Approximately $11.6 million relates to the Manufactured Products Segment, with the remainder of $44.3 million relating to the Engineering Services Segment. Within the Engineering Services Segment's backlog at December 31, 2001, $21.1 million relates to two engineering, procurement and construction management projects of material handling systems, and $4.1 million relates to the engineering and construction management of a coal preparation plant. A majority of the current backlog is expected to be realized within the next twelve months.

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

ITEM 7A.  MARKET RISK

   In 2001, approximately 19% of the Company's net sales were attributable to products sold or services provided outside of the United States. In 2001, the majority of the Company's foreign sales were to companies located in Puerto Rico, Venezuela, Egypt, Australia, and Poland. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party in the transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Index to Consolidated Financial Statements of Elgin National Industries, Inc.

                                                                                                    Page
                                                                                                    ----
Report of Independent Accountants--Ernst & Young L.L.P.............................................  15
Consolidated Balance Sheets as of December 31, 2001 and December 31, 2000..........................  16
Consolidated Statements of Income for the years ended December 31, 2001, 2000 and 1999.............  17
Consolidated Statements of Changes in Common Stockholder's Deficit for the years ended December 31,
  2001, 2000 and 1999..............................................................................  18
Consolidated Statements of Cash Flows for the years ended December 31, 2001, 2000 and 1999.........  19
Notes to Consolidated Financial Statements.........................................................  20

                       REPORT OF INDEPENDENT ACCOUNTANTS

To the Board of Directors and Stockholder
Elgin National Industries, Inc.

   We have audited the consolidated balance sheets of Elgin National Industries, Inc. and Subsidiary Companies as of December 31, 2001 and 2000, and the related consolidated statements of income, changes in common stockholder's deficit and cash flows for each of the three years in the period ended December 31, 2001. Our audit also included the financial schedule listed in the index at
Item 14(b). These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elgin National Industries, Inc. and Subsidiary Companies as of
December 31, 2001 and 2000 and the consolidated results of their operations and their cash flows for each of the three years ended December 31, 2001, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set therein.

                                          ERNST & YOUNG LLP

Chicago, Illinois
February 15, 2002

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                          December 31, 2001 and 2000
                       (in thousands except share data)

                                      ASSETS                                          2001      2000
                                      ------                                        --------  --------
Current assets:
   Cash and cash equivalents....................................................... $         $  3,021
   Accounts receivable, net........................................................   37,292    29,072
   Inventories, net................................................................   18,359    15,838
   Prepaid expenses and other assets...............................................      345     2,202
   Deferred income taxes...........................................................    3,542     3,251
                                                                                    --------  --------
       Total current assets........................................................   59,538    53,384
Property, plant and equipment, net.................................................   22,070    17,935
Loans receivable to related parties................................................    7,833     7,833
Other assets.......................................................................   26,717    24,789
Goodwill and intangibles...........................................................   21,588     8,523
                                                                                    --------  --------
       Total assets................................................................ $137,746  $112,464
                                                                                    ========  ========

                   LIABILITIES AND COMMON STOCKHOLDER'S DEFICIT
                   --------------------------------------------

Current liabilities:
   Short-term debt................................................................. $    134  $
   Current portion of long-term debt...............................................    3,050        50
   Accounts payable................................................................   32,032    29,326
   Accrued expenses................................................................   11,941    10,768
                                                                                    --------  --------
       Total current liabilities...................................................   47,157    40,144
Long-term debt less current portion................................................   88,050    74,050
Other liabilities..................................................................    2,273     2,153
Deferred income taxes..............................................................    3,778     3,416
                                                                                    --------  --------
       Total liabilities...........................................................  141,258   119,763
                                                                                    --------  --------
Redeemable preferred stock units...................................................   13,288    12,561
                                                                                    --------  --------
Redeemable preferred stock.........................................................    3,645     3,445
                                                                                    --------  --------
Common stockholder's deficit:
   Common stock, Class A par value $.01 per share; authorized 23,678 shares; 6,408 shares issued and outstanding as of December 31, 2001 and 2000................
   Retained deficit................................................................  (20,445)  (23,305)
                                                                                    --------  --------
       Total common stockholder's deficit..........................................  (20,445)  (23,305)
                                                                                    --------  --------
       Total liabilities and stockholder's deficit................................. $137,746  $112,464
                                                                                    ========  ========

   The accompanying notes are an integral part of the consolidated financial statements.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME
             For the Years Ended December 31, 2001, 2000 and 1999
                                (in thousands)

                                                                         2001        2000        1999
                                                                       --------    --------    --------
Net sales............................................................. $191,551    $163,370    $150,307
Cost of sales.........................................................  149,988     124,378     110,917
                                                                       --------    --------    --------
   Gross profit.......................................................   41,563      38,992      39,390
Selling, general and administrative expenses..........................   24,307      24,063      25,114
Amortization expense..................................................    1,631         775         779
                                                                       --------    --------    --------
   Operating income...................................................   15,625      14,154      13,497
Other expenses (income)
   Interest income....................................................     (741)       (850)     (1,215)
   Interest expense...................................................    9,551       8,526       9,059
                                                                       --------    --------    --------
Income before income taxes............................................    6,815       6,478       5,653
Provision for income taxes............................................    3,309       2,605       2,519
                                                                       --------    --------    --------
Income before extraordinary item......................................    3,506       3,873       3,134
                                                                       --------    --------    --------
Extraordinary gain on early extinguishment of debt, net of tax of $239                              380
                                                                       --------    --------    --------
Net income............................................................ $  3,506    $  3,873    $  3,514
                                                                       ========    ========    ========



   The accompanying notes are an integral part of the consolidated financial statements.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

      CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S DEFICIT
             For the Years Ended December 31, 2001, 2000 and 1999
                       (in thousands except share data)

                                                                                                Total
                                                                         Common   Retained  Stockholder's
                                                                         Stock    (Deficit)    Deficit
                                                                         ------   --------- -------------
Balance as of December 31, 1998......................................... $        $(29,400)   $(29,400)
Net income for the year ended December 31, 1999.........................             3,514       3,514
Redeemable preferred stock dividends (19,952 shares at $10.00 per share)              (200)       (200)
Redeemable preferred stock unit dividend equivalent, net of tax of $281.              (446)       (446)
                                                                         -----    --------    --------
Balance as of December 31, 1999.........................................           (26,532)    (26,532)
                                                                         -----    --------    --------
Net income for the year ended December 31, 2000.........................             3,873       3,873
Redeemable preferred stock dividends (19,952 shares at $10.00 per share)              (200)       (200)
Redeemable preferred stock unit dividend equivalent, net of tax of $281.              (446)       (446)
                                                                         -----    --------    --------
Balance as of December 31, 2000.........................................           (23,305)    (23,305)
                                                                         -----    --------    --------
Net income for the year ended December 31, 2001.........................             3,506       3,506
Redeemable preferred stock dividends (19,952 shares at $10.00 per share)              (200)       (200)
Redeemable preferred stock unit dividend equivalent, net of tax of $281.              (446)       (446)
                                                                         -----    --------    --------
Balance as of December 31, 2001......................................... $        $(20,445)   $(20,445)
                                                                         =====    ========    ========



   The accompanying notes are an integral part of the consolidated financial statements.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS
             For the Years Ended December 31, 2001, 2000 and 1999
                                (in thousands)

                                                                              2001     2000      1999
                                                                            --------  -------  --------
Cash flows from operating activities:
   Net income.............................................................. $  3,506  $ 3,873  $  3,514
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation........................................................    2,973    2,407     2,370
       Amortization........................................................    1,631      775       779
       Provision for deferred income taxes.................................      352      746       235
       (Recovery) provision for doubtful accounts and notes receivable.....     (593)     356       907
       Provision for inventories...........................................      392      256       332
       Gain on the early retirement of debt................................                        (619)
       Income from pension overfunding.....................................   (1,747)  (1,427)   (1,174)
       Loss (gain) on the disposal of assets...............................       45       (5)      (20)
   Changes in assets and liabilities:
       Accounts receivable.................................................   (5,248)  (1,644)       54
       Inventories.........................................................      109   (1,340)      (50)
       Prepaid expenses and other assets...................................    1,696     (987)   (1,766)
       Accounts payable, accrued expenses, and other liabilities...........    2,503    7,664     3,040
                                                                            --------  -------  --------
          Net cash provided by operating activities........................    5,619   10,674     7,602
                                                                            --------  -------  --------
Cash flows from investing activities:
   Proceeds from the sale of assets........................................       36       20        41
   Purchase of property, plant and equipment...............................   (4,440)  (4,337)   (2,600)
   Issuance of notes receivable to related parties.........................                      (4,200)
   Business acquired, net of cash..........................................  (20,376)  (2,078)   (1,747)
                                                                            --------  -------  --------
          Net cash used by investing activities............................  (24,780)  (6,395)   (8,506)
                                                                            --------  -------  --------
Cash flows from financing activities:
   Debt issuance costs.....................................................     (994)
   Borrowings on short-term debt...........................................      134
   Borrowings on long-term debt............................................   19,300      150     7,000
   Repayments of long-term debt............................................   (2,300)  (7,109)  (10,376)
                                                                            --------  -------  --------
          Net cash provided by (used in) financing activities..............   16,140   (6,959)   (3,376)
                                                                            --------  -------  --------
Net decrease in cash.......................................................   (3,021)  (2,680)   (4,280)
Cash and cash equivalents at beginning of period...........................    3,021    5,701     9,981
                                                                            --------  -------  --------
Cash and cash equivalents at end of period................................. $      0  $ 3,021  $  5,701
                                                                            ========  =======  ========

   The accompanying notes are an integral part of the consolidated financial statements.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                  NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.  Description of Company

   Elgin National Industries, Inc. (''the Company'') owns and operates a diversified group of middle-market industrial manufacturing and engineering services businesses. The Company is organized into two operating segments. Through its Manufactured Products Segment, the Company manufactures and supplies custom-designed, highly engineered products used by a wide variety of customers in the industrial equipment, durable goods, mining, mineral processing and electric utility industries, primarily within the United States. Through its Engineering Services Segment, the Company provides design, engineering, procurement and construction management services for mineral processing and bulk materials handling systems used in the mining, mineral processing, electric utilities and the rail and marine transportation industries, both within the United States and internationally.

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

2.  Summary of Significant Accounting Policies, continued

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

  (h) Income Taxes

   Deferred income taxes are recognized for the tax consequences in future years of differences between the tax bases of assets and liabilities and their financial reporting amounts at December 31, 2001 and 2000 based on tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

  (k) Shipping Costs

   The Company classifies shipping costs incurred to physically move product from the seller's place of business to the buyer's designated location as selling costs. Shipping costs were $717,000, $648,000 and $609,000 for the years ended December 31, 2001, 2000 and 1999 respectively.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

2.  Summary of Significant Accounting Policies, continued

  (l) Adoption of Accounting Principles

   Effective January 1, 2001, the Company adopted the provisions of Statement of Accounting Standards No. 133, ''Accounting for Derivative Instruments and Hedging Activities'' ("SFAS No. 133"). SFAS No. 133 requires all derivatives to be recognized in the statement of financial position as either assets or liabilities and measured at fair value. In addition, all hedging relationships must be designated, reassessed and documented pursuant to the provisions of SFAS No. 133. The adoption of SFAS No. 133 did not have any effect on the Company.

   In June 2001, the Financial Accounting Standards Board issued Statements of Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 31, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives will no longer be amortized but will be subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

   The Company will apply the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $660,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

  (m) Reclassification

   Certain amounts in the 2000 and 1999 financial statements have been reclassified to conform to the 2001 presentation.

3.  Accounts Receivable

   Accounts receivable consist of:

                                                                     December 31,
                                                                    ---------------
                                                                     2001    2000
                                                                    ------- -------
                                                                    (in thousands)
Trade accounts..................................................... $13,374 $ 9,046
                                                                    ------- -------
Construction contracts:
   Billed..........................................................  17,767  16,578
   Costs and estimated earnings in excess of billings on contracts.   2,622     468
   Retainage due upon completion of contracts......................   3,767   3,527
                                                                    ------- -------
                                                                     37,530  20,573
                                                                    ------- -------
Other receivables..................................................     445     313
                                                                    ------- -------
                                                                     37,975  29,932
Less allowance for doubtful accounts...............................     683     860
                                                                    ------- -------
                                                                    $37,292 $29,072
                                                                    ======= =======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

3.  Accounts Receivable, continued

   Billings exceeded related costs and gross profit recognized on certain contracts by $12,808,000 and $16,762,000 as of December 31, 2001 and 2000,
respectively. These amounts are classified as current liabilities in the accompanying consolidated balance sheets.

   It is estimated that the majority of the retainage due upon completion of contracts at December 31, 2001 will be collected in 2002.

   A significant portion of the Company's business activity is concentrated within the coal mining industry. Accounts receivable at December 31, 2001 and 2000 from companies within the coal mining industry were $21,998,000 and $17,300,000, respectively.

4.  Inventories

   Inventories consist of:

                                                  December 31,
                                                 ---------------
                                                  2001    2000
                                                 ------- -------
                                                 (in thousands)
                Finished goods.................. $10,990 $10,168
                Work-in-process.................   2,387   1,356
                Raw materials...................   6,744   5,916
                                                 ------- -------
                                                  20,121  17,440
                Less excess and obsolete reserve   1,762   1,602
                                                 ------- -------
                                                 $18,359 $15,838
                                                 ======= =======

5.  Property, Plant and Equipment

   Property, plant and equipment, at cost, consist of:

                                                December 31,
                                               ---------------
                                                2001    2000
                                               ------- -------
                                               (in thousands)
                 Land......................... $ 2,260 $ 2,176
                 Buildings and improvements...  12,044   9,645
                 Machinery and equipment......  25,500  21,181
                                               ------- -------
                                                39,804  33,002
                 Less accumulated depreciation  17,734  15,067
                                               ------- -------
                                               $22,070 $17,935
                                               ======= =======

   Depreciation expense for the years ended December 31, 2001, 2000 and 1999 was $2,973,000, $2,407,000 and $2,370,000, respectively.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

6.  Goodwill and Intangibles

   The components of goodwill and intangibles are as follows:

                                                 December 31,
                                                ---------------
                                                 2001    2000
                                                ------- -------
                                                (in thousands)
                Goodwill....................... $23,159 $ 9,457
                Financing and acquisition costs   4,787   3,793
                                                ------- -------
                                                 27,946  13,250
                Less accumulated amortization..   6,358   4,727
                                                ------- -------
                                                $21,588 $ 8,523
                                                ======= =======

   Goodwill increased $13,702,000 in 2001 due to the acquisition of Leland Powell Fasteners, Inc. Amortization expense, including amounts related to the early extinguishment of debt, was $1,631,000, $775,000 and $1,164,000, for the years ended December 31, 2001, 2000 and 1999, respectively.

7.  Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of:

                                                                      December 31,
                                                                     ---------------
                                                                      2001    2000
                                                                     ------- -------
                                                                     (in thousands)
Accounts payable--trade............................................. $15,121 $12,126
Accounts payable--other.............................................   4,103     438
Billings on contracts in excess of costs and gross profit recognized  12,808  16,762
Accrued payroll and commissions.....................................   4,103   3,220
Other accruals......................................................   7,838   7,548
                                                                     ------- -------
                                                                     $43,973 $40,094
                                                                     ======= =======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

8.  Income Taxes

   The types of temporary differences between the tax bases of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset of which their approximate tax effect are as follows:

                                                     December 31,
                                                   ----------------
                                                    2001     2000
                                                   -------  -------
                                                    (in thousands)
            Accounts receivable................... $   221  $   440
            Inventories...........................     653      487
            Accrued expenses......................   2,084    2,200
            Intangibles...........................   1,303    1,668
            Redeemable preferred stock units......   4,673    4,300
            State net operating loss carry forward     584      124
                                                   -------  -------
               Total deferred tax asset...........   9,518    9,219
                                                   -------  -------
            Prepaid pension.......................  (9,370)  (8,734)
            Property plant & equipment............    (384)    (650)
                                                   -------  -------
               Total deferred tax liability.......  (9,754)  (9,384)
                                                   -------  -------
            Net deferred tax (liability) asset.... $  (236) $  (165)
                                                   =======  =======

   The components of the provision (benefit) for income taxes are:

                                  Years Ended December 31,
                                  -----------------------
                                   2001     2000    1999
                                  ------   ------  ------
                                       (in thousands)
                      Current
                         Federal. $2,051   $1,761  $2,133
                         State...    803      354     468
                         Foreign.    103       25     209
                      Deferred
                         Federal.    541      381     (43)
                         State...   (189)      84      (9)
                                  ------   ------  ------
                                  $3,309   $2,605  $2,758
                                  ======   ======  ======

   Allocation of the provision for income taxes in the 2001, 2000 and 1999 consolidated statements of income include the following:

                                        Years Ended December 31,
                                        ------------------------
                                          2001     2000      1999
                                         ------   ------    ------
                                             (in thousands)
                Continuing operations.. $3,309    $2,605    $2,519
                Extraordinary gain--tax                        239
                                         ------   ------    ------
                                        $3,309    $2,605    $2,758
                                         ======   ======    ======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

8.  Income Taxes, continued

   The Company's effective tax rates of 49%, 40% and 44% for the years ended December 31, 2001, 2000 and 1999, respectively, differ from the statutory federal tax rate of 34% as follows:

                                              Years Ended December 31,
                                              ------------------------
                                                2001    2000    1999
                                               ------  ------  ------
                                                   (in thousands)
         Income before income taxes.......... $6,815   $6,478  $6,272
                                               ======  ======  ======
         Statutory federal income tax........ $2,317   $2,203  $2,133
         State taxes, net of federal benefit.    376      234     309
         Foreign sales corporation income tax     59       65      47
         Adjustment to deferred income tax...    425
         Other items.........................    132      103     269
                                               ------  ------  ------
                                              $3,309   $2,605  $2,758
                                               ======  ======  ======

   The Company made cash payments for income taxes totalling $1,501,000, $2,704,000 and $2,022,000 during the years ended December 31, 2001, 2000 and 1999, respectively.

9.  Short-Term Debt

   Short-term debt consists of a construction loan for the construction of a plating facility in Osgood, Indiana. The construction loan has a maximum principal balance of $1,200,000 with an outstanding principal balance of $134,000 on December 31, 2001. The maturity of the construction loan is May 1, 2002 upon which time the loan will be converted to a twenty year amortizing mortgage loan. This loan is a variable rate loan with interest equal to prime with a floor of 7% and a lifetime cap of 10%.

10.  Long-Term Debt

   Long-term debt consists of:

                                    Interest Rate at           December 31,
                                      December 31,   Year of  ---------------
   Type of Issue                          2001       Maturity  2001    2000
   -------------                    ---------------- -------- ------- -------
                                                              (in thousands)
   Fixed rate:
      Senior notes.................      11.00%        2007   $73,950 $73,950
      Mortgage payable.............       0.00%        2003       100     150
   Variable rate:
      Term loan....................                    2005     9,750
      Revolver loan................                    2005     7,300
                                                              ------- -------
   Total long-term debt............                            91,100  74,100
   Less current maturities.........                             3,050      50
                                                              ------- -------
   Total non-current long-term debt                           $88,050 $74,050
                                                              ======= =======

   Under the terms of a Bank Credit Agreement the Company has the revolver loan with a borrowing capacity of up to $23,000,000 (less any outstanding letters of credit) based upon a monthly variable borrowing base. At December 31, 2001, the Company's available borrowing base of $23,000,000 less the outstanding letters of credit of $3,298,000 resulted in an available portion of the revolving credit facility of $19,702,000. In addition, the

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

10.  Long-Term Debt, continued

Bank Credit Agreement includes a term loan with a principal balance of $9,750,000 as of December 31, 2001. The term loan requires quarterly principal payments of $750,000. Both the revolver loan and term loan have interest rates tied to a pricing grid. At December 31, 2001 the revolver and term loan interest is either at (a) the greater of (i) the interest rate per annum announced from time to time by the Agent at its principal office as its then prime rate, or (ii) the Federal Funds Effective Rate plus 0.5% per annum ("Base Rate") plus a margin or the Euro Rate plus a margin. Both the revolver and the term loan portions of the Bank Credit Agreement have a maturity of January 18, 2005.

   The Company's assets are pledged under the terms of the Bank Credit Agreement as of December 31, 2001.

   The Bank Credit Agreement contains certain restrictive covenants, which, among other things, limit the amount of indebtedness, limit the payment of dividends and require the maintenance of certain financial ratios.

   Annual principal payments on long-term debt at December 31, 2001 were as follows (in thousands):

                              Revolver  Senior   Term     Mortgage
                                Loan    Notes    loan       loan    Total
                              --------  ------- ------    -------- -------
          2002...............                   $3,000      $ 50   $ 3,050
          2003...............                    3,000        50     3,050
          2004...............                    3,000               3,000
          2005...............  $7,300              750               8,050
          2006...............
          2007 and thereafter           $73,950                     73,950
                               ------   ------- ------      ----   -------
                               $7,300   $73,950 $9,750      $100   $91,100
                               ======   ======= ======      ====   =======

   Along with scheduled principal repayments, the term loan requires an additional principal payment after the end of each year based on an excess cash flow calculation.

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

                         Year                Percentage
                         ----                ----------
                         2002...............  105.500%
                         2003...............  103.667%
                         2004...............  101.833%
                         2005 and thereafter  100.000%

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

10.  Long-Term Debt, continued

   The senior notes are unsecured obligations and are guaranteed by the Company's material domestic subsidiaries.

   In 1999 the Company repurchased $11,050,000 of the senior notes at a discount of $1,004,000. The gain on early extinguishment of debt is reduced by the amortization of financing costs of $385,000, and is shown net of tax.

   The Company made cash payments for interest totalling $9,357,000, $8,557,000 and $9,218,000, respectively, during 2001, 2000 and 1999.

   The weighted average interest rate on current portion of the long term debt for 2001 was 7.76%.

   Based upon the Company's ability to obtain financing under similar terms, the estimated fair value of the Company's long-term debt including the current portion was $77,184,000 and $61,529,000 at December 31, 2001 and December 31, 2000, respectively.

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

   The Company had accrued dividend equivalent amounts equal to $6,014,000 and $5,287,000 at December 31, 2001 and 2000, respectively. The redeemable preferred stock units accrue at 10% per annum. Principal and accrued dividend equivalent amounts were $13,288,000 and $12,561,000 at December 31, 2001 and 2000, respectively, and will be paid in tandem with the Company's redeemable preferred stock dividend and redemption payments.

12.  Redeemable Preferred Stock

   The Company has 550,000 shares of $1.00 par value redeemable preferred stock authorized with 19,952 shares issued and outstanding at December 31, 2001. The redeemable preferred stock is mandatorily redeemable at $100 per share totalling $1,995,000 for all shares currently outstanding, plus all accrued and unpaid dividends thereon on December 31, 2007 or upon the occurrence of a qualified public offering or other sale of the Company.

   The redeemable preferred stock has a preferential liquidation value of $100 per share and accrues cumulative preferred dividends at 10% per annum of the liquidation value. Dividends accrue cumulatively at a rate of 10% per annum. Redeemable preferred stock has no voting rights.

   The Company had accrued dividends of $1,650,000 and $1,450,000 as of December 31, 2001 and 2000, respectively.

13.  Pension and Profit Sharing Plans

   The Company has a noncontributory defined benefit plan which is open to all eligible, full-time, nonunion employees and is salary related and integrated with Social Security. The Company's funding policy for the plan

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

13.  Pension and Profit Sharing Plans, continued

is to fund the minimum annual contribution required by applicable regulations. Pension plan assets are primarily invested in bonds, corporate notes and common stock.

   In 1995, the Company established a nonqualified supplemental employee retirement plan ("SERP") for certain employees whose pension benefits were limited by the Omnibus Budget Reconciliation Act of 1993, the Employee Retirement Income Security Act ("ERISA") and the Uruguay Round General Agreement on Tariffs and Trade ("GATT").

   The following information for the years ended December 31, 2001 and 2000 has been obtained from the actuarial computation for the years ended September 30, 2001 and 2000, respectively.

   The change in the benefit obligation for the defined benefit plan is as follows for the years ended December 31:

                                                         2001     2000
                                                        -------  -------
                                                         (in thousands)
      Projected benefit obligation at beginning of year $22,994  $20,067
      Service cost--benefits earned during the period..     800    1,036
      Interest cost on projected benefit obligation....   1,423    1,222
      Plan amendments..................................              459
      Actuarial (gains) losses.........................   2,431    1,687
      Benefit payments.................................  (1,302)  (1,477)
                                                        -------  -------
      Projected benefit obligation at end of year...... $26,346  $22,994
                                                        =======  =======

   The change in plan assets is as follows for the years ended December 31:

                                                        2001     2000
                                                       -------  -------
                                                        (in thousands)
        Fair value of plan assets at beginning of year $46,112  $42,996
        Actual return on plan assets..................  (6,771)   4,593
        Employer contributions........................
        Benefit payments..............................  (1,302)  (1,477)
                                                       -------  -------
        Fair value of plan assets at end of year...... $38,039  $46,112
                                                       =======  =======

                                                            2001    2000
                                                           ------- -------
                                                            (in thousands)
    Plan assets in excess of projected benefit obligations $11,881 $23,118
    Unrecognized amounts:
       Prior service cost.................................     484     408
       Net gain...........................................  10,511  (2,391)
                                                           ------- -------
    Prepaid pension cost.................................. $22,876 $21,135
                                                           ======= =======

   Prepaid pension cost included in other assets at December 31, 2001 and 2000, was $24,263,000 and $22,517,000, respectively. Pension costs included in other liabilities at December 31, 2001 and 2000, was $1,387,000 and $1,382,000,
respectively.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

13.  Pension and Profit Sharing Plans, continued

   At December 31, 2001 and 2000, respectively, the Company's SERP projected benefit obligation of $1,104,000 and $1,111,000 was not funded.

   Weighted average assumptions as of December 31:

                                                    2001  2000
                                                    ----  ----
                 Settlement rate................... 5.25% 6.00%
                 Long term rate of return on assets 9.00  9.00
                 Rate of compensation increase..... 4.75  5.50

   Components of net periodic pension benefit are as follows for the years ended December 31:

                                                    2001     2000     1999
                                                   -------  -------  -------
                                                         (in thousands)
   Service cost--benefits earned during the period $   800  $ 1,036  $ 1,106
   Interest cost on projected benefit obligation..   1,423    1,222    1,231
   Expected return on assets......................  (3,900)  (3,538)  (3,316)
   Net amortization of prior service cost.........     (76)     (76)     218
   Net amortization of prior losses...............      11       17       84
                                                   -------  -------  -------
   Net periodic pension benefit................... $(1,742) $(1,339) $  (677)
                                                   =======  =======  =======

   In addition the Company makes contributions to a union-administered pension plan for certain employees who do not participate in the Company's pension plan. The Company's aggregate expense for this plan for the years ended
December 31, 2001, 2000 and 1999 was $44,000, $47,000 and $49,000, respectively.

   The Company has a combined 401(k) employee savings and profit sharing plan for all eligible, full time non-union employees. Contributions to the plan are based upon management's discretion. The Company's aggregate expense for these plans for the years ended December 31, 2001, 2000 and 1999 was $1,292,000, $1,240,000 and $1,036,000, respectively.

   In addition the Company established during 1995 a non-qualified profit sharing plan for certain employees whose 401(k) benefits were also limited to the Omnibus Budget Reconciliation Act of 1993, ERISA and GATT. The Company's expense for this plan in 2001, 2000 and 1999 was $55,000, $36,000 and $12,000,
respectively.

14.  Leases

   The Company has entered into noncancellable operating leases, primarily for office space, vehicles and equipment, that have initial or remaining terms of more than one year.

   Future minimum annual rental expenditures are as follows:

                       Year                (in thousands)
                       ----                --------------
                       2002...............     $1,984
                       2003...............      1,828
                       2004...............      1,656
                       2005...............      1,290
                       2006...............        611
                       2007 and thereafter        116
                                               ------
                                               $7,485
                                               ======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

14.  Leases, continued

   Rental expense for the twelve months ended December 31, 2001, 2000 and 1999 was $1,966,000, $1,941,000 and $1,634,000, respectively.

15.   Related Party Transactions

   At December 31, 2001 and 2000, the Company had the following outstanding notes receivable and note payable with related parties:

      (I) Two notes receivable from a limited partnership owned by an officer with principal due on each in the amount of $1,000,000 in December, 2007. Prepayment is required if the value to be paid under the redeemable preferred stock units at the time of payment is less than the aggregate amount of the principal and interest outstanding. Interest accrues at 5.35% and 6.31%, respectively, and is payable at the earlier of prepayment or maturity. Interest earned for each of the years ended December 31, 2001, 2000 and 1999 was $117,000.

      (II) Notes receivable from certain officers in the total principal amount of $1,033,000, $600,000 and $4,200,000 due in December, 2007. Interest
   accrues at 6.42%, 6.31% and 5.37%, respectively, per annum. Interest earned was $330,000, $330,000, and $217,000, respectively, for the years ended December 31, 2001, 2000 and 1999.

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

   In connection with the 1993 leveraged buyout of the Company, The Jupiter Corporation (''Jupiter''), the previous owner, agreed to indemnify the Company against various claims and ongoing litigation and assumed the defense of such litigation. The litigation includes a wrongful death product liability claim against one of the Company's subsidiaries in connection with an accident at a work site. Although the Company believes that Jupiter and its insurance carrier are performing on the indemnity obligations, there can be no assurance that they will continue to do so or that the Company would successfully recover on the indemnity in the event of an adverse judgement against the subsidiary or adverse outcomes in any other proceedings. In any such case, the Company would bear the cost of defense and any adverse judgment. One or more such adverse judgements could materially and adversely affect the Company's business, financial condition, results of operations and debt service capability.

   In early 1999 the Company settled a lawsuit relating to an engineering contract claim. The Company received approximately $1.8 million in this settlement. This settlement was reflected in the Company's 1999 financial statements.

17.  Segment Information

   The Company operates predominantly within the United States, primarily in two industries, Manufactured Products and Engineering Services. The accounting policies of the segments are the same as those described in

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

17.  Segment Information, continued

the "Summary of Significant Accounting Policies." In accordance with the Company's method of internal reporting, corporate-headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the years ended December 31:

                                                                             2001      2000      1999
                                                                           --------  --------  --------
                                                                                  (In thousands)
Net sales to external customers:
   Manufactured Products.................................................. $ 99,080  $ 80,036  $ 77,312
   Engineering Services...................................................   92,471    83,334    72,995
                                                                           --------  --------  --------
       Total net sales to external customers.............................. $191,551  $163,370  $150,307
                                                                           ========  ========  ========
Net sales to internal customers:
   Manufactured Products.................................................. $  4,960  $  3,393  $  2,638
   Engineering Services...................................................      493       227       225
                                                                           --------  --------  --------
       Total net sales to internal customers.............................. $  5,453  $  3,620  $  2,863
                                                                           ========  ========  ========
Total net sales:
   Manufactured Products.................................................. $104,040  $ 83,429  $ 79,950
   Engineering Services...................................................   92,964    83,561    73,220
                                                                           --------  --------  --------
       Total net sales....................................................  197,004   166,990   153,170
       Elimination of net sales to internal customers.....................    5,453     3,620     2,863
                                                                           --------  --------  --------
       Total consolidated net sales....................................... $191,551  $163,370  $150,307
                                                                           ========  ========  ========
Earnings before interest, taxes and amortization:
   Manufactured Products.................................................. $ 15,784  $ 14,543  $ 14,305
   Engineering Services...................................................    6,780     4,641     4,785
                                                                           --------  --------  --------
       Total segment earnings before interest, taxes and amortization.....   22,564    19,184    19,090
Amortization..............................................................   (1,631)     (775)     (779)
Interest income...........................................................      741       850     1,215
Interest expense..........................................................   (9,551)   (8,526)   (9,059)
Corporate expenses before interest, taxes and amortization................   (5,308)   (4,255)   (4,814)
                                                                           --------  --------  --------
        Consolidated income from continuing operations before
          income taxes.................................................... $  6,815  $  6,478  $  5,653
                                                                           ========  ========  ========

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

17.  Segment Information, continued

                                                     2001     2000    1999
                                                   -------- -------- ------
                                                        (In thousands)
    Capital expenditures:
       Manufactured Products...................... $  3,111 $  1,535 $2,056
       Engineering Services.......................      185      203    137
                                                   -------- -------- ------
           Total segment capital expenditures.....    3,296    1,738  2,193
           Corporate..............................    1,144    2,599    407
                                                   -------- -------- ------
           Total capital expenditures............. $  4,440 $  4,337 $2,600
                                                   ======== ======== ======
    Depreciation:
       Manufactured Products...................... $  2,581 $  2,206 $2,160
       Engineering Services.......................      189      169    184
                                                   -------- -------- ------
           Total segment depreciation.............    2,770    2,375  2,344
           Corporate..............................      203       32     26
                                                   -------- -------- ------
           Total depreciation..................... $  2,973 $  2,407 $2,370
                                                   ======== ======== ======
    Assets:
       Manufactured Products...................... $ 64,939 $ 40,653
       Engineering Services.......................   24,941   22,288
                                                   -------- --------
           Total segment assets...................   89,880   62,941
           Corporate and other....................   47,866   49,523
                                                   -------- --------
           Total assets........................... $137,746 $112,464
                                                   ======== ========

   The following is sales information by geographic area for the years ended December 31:

                                    2001     2000     1999
                                  -------- -------- --------
                    United States $154,582 $145,178 $131,317
                    Foreign......   36,969   18,192   18,990
                                  -------- -------- --------
                                  $191,551 $163,370 $150,307
                                  ======== ======== ========

   Foreign revenue is based on the final destination of merchandise sold. There were no sales to a single foreign country that were material to the consolidated revenues of the Company.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

18.  Subsidiary Guarantors

   The Company's payment obligations under the Senior Notes and revolver loan are fully and unconditionally guaranteed on a joint and several basis (collectively, ''Subsidiary Guarantees'') by Tabor Machine Company, Norris Screen and Manufacturing, Inc., TranService, Inc., Mining Controls, Inc., Clinch River Corporation, Centrifugal Services, Inc., Roberts & Schaefer Company, Soros Associates, Inc., Vanco International, Inc., Precision Screw & Bolt Inc., Leland Powell Fasteners, Inc., ENI International, Ltd. and Best Metal Finishing, Inc. ("the Guarantors") each a direct, wholly-owned subsidiary of the Company. The following summarized combined financial data illustrates the composition of the combined Guarantors.

                                         December 31, 2001
                           ----------------------------------------------
                                     Combined  Consolidating Consolidated
                            Parent  Guarantors  Adjustments     Total
                           -------- ---------- ------------- ------------
                                           (in thousands)
       Current assets..... $ 11,498  $48,040                   $ 59,538
       Noncurrent assets..   93,110   11,359     $(26,261)       78,208
                           --------  -------     ---------     --------
       Total assets....... $104,608  $59,399     $(26,261)     $137,746
                           ========  =======     =========     ========
       Current liabilities $ 19,130  $35,327                   $ 54,457
       Total liabilities.. $106,971  $34,287                   $141,258

                                         December 31, 2000
                           ----------------------------------------------
                                     Combined  Consolidating Consolidated
                            Parent  Guarantors  Adjustments     Total
                           -------- ---------- ------------- ------------
                                           (in thousands)
       Current assets..... $ 15,539  $37,845                   $ 53,384
       Noncurrent assets..   68,376   12,988     $(22,284)       59,080
                           --------  -------     ---------     --------
       Total assets....... $ 83,915  $50,833     $(22,284)     $112,464
                           ========  =======     =========     ========
       Current liabilities $  7,904  $32,240                   $ 40,144
       Total liabilities.. $ 88,781  $30,982                   $119,763

                                                      Year ended December 31, 2001
                                             ----------------------------------------------
                                                        Combined  Consolidating Consolidated
                                              Parent   Guarantors  Adjustments     Total
                                             --------  ---------- ------------- ------------
                                                             (in thousands)
Sales, net.................................. $ 35,534   $158,172    $ (2,155)     $191,551
Gross profit................................   18,096     23,467                    41,563
Income before income tax....................   (1,286)     8,101                     6,815
Net Income..................................     (198)     3,704                     3,506
Cash (used) provided by operating activities    3,250      2,369                     5,619
Cash (used) provided by investing activities  (22,277)    (2,503)                  (24,780)
Cash (used) provided by financing activities   16,006        134                    16,140

                                                      Year ended December 31, 2000
                                             ----------------------------------------------
                                                        Combined  Consolidating Consolidated
                                              Parent   Guarantors  Adjustments     Total
                                             --------  ---------- ------------- ------------
                                                             (in thousands)
Sales, net.................................. $ 37,932   $126,710    $ (1,272)     $163,370
Gross profit................................   14,749     24,243                    38,992
Income before income tax....................   (2,001)     8,479                     6,478
Net Income..................................     (425)     4,298                     3,873
Cash (used) provided by operating activities    4,563      6,111                    10,674
Cash (used) provided by investing activities   (5,810)      (585)                   (6,395)
Cash (used) provided by financing activities   (1,433)    (5,526)                   (6,959)

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

18.  Subsidiary Guarantors, continued

                                                      Year ended December 31, 1999
                                             ---------------------------------------------
                                                       Combined  Consolidating Consolidated
                                             Parent   Guarantors  Adjustments     Total
                                             -------  ---------- ------------- ------------
                                                             (in thousands)
Sales, net.................................. $42,519   $109,071     $(1,283)     $150,307
Gross profit................................  16,773     22,617                    39,390
Income before income tax....................  (1,540)     7,193                     5,653
Net Income..................................  (2,938)     6,452                     3,514
Cash (used) provided by operating activities   8,179       (577)                    7,602
Cash (used) provided by investing activities  (7,803)      (703)                   (8,506)
Cash (used) provided by financing activities  (4,656)     1,280                    (3,376)

   The direct and non-direct, non-guarantor subsidiaries, in terms of assets, equity, income, and cash flows, on an individual and combined basis are inconsequential.

   Separate financial statements of the Guarantors are not presented because management has determined that these would not be material to investors.

19.  Acquisition of Subsidiary

   On January 18, 2001 the Company acquired Leland Powell Fasteners, Inc. ("Leland") for $20,376,000 net of cash. Leland is a manufacturer of specialty fasteners located in Martin, Tennessee. The acquisition of Leland was accounted for as a purchase. The amount of the purchase price over the fair value of net assets acquired is reflected in the accompanying consolidated balance sheet as goodwill. The results of operations from the date of acquisition are included in the consolidated statement of income.

20.  Selected Quarterly Data (unaudited)

                          Quarter       Quarter    Quarter   Quarter
                           ended         ended      ended     ended
                        December 31, September 30, June 30, March 31,
                            2001         2001        2001     2001
                        ------------ ------------- -------- ---------
           Net sales...   $53,433       $43,540    $51,012   $43,566
           Gross Profit    12,002         9,681     10,634     9,246
           Net Income..     1,415           530        805       756

                          Quarter       Quarter    Quarter   Quarter
                           ended         ended      ended     ended
                        December 31, September 30, June 30, March 31,
                            2000         2000        2000     2000
                        ------------ ------------- -------- ---------
           Net sales...   $41,283       $40,653    $42,119   $39,315
           Gross Profit     9,301         9,293     10,481     9,917
           Net Income..       990           816      1,198       869

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth information regarding the directors and executive officers of the Company:

                                                                   Director
        Name        Age         Position with the Company           Since
        ----        --- ------------------------------------------ --------
    Fred C. Schulte 55  Chairman of the Board, Chief Executive
                          Officer and Director                       1988
    Charles D. Hall 63  President, Chief Operating Officer and
                          Director                                   1993
    Wayne J. Conner 49  Vice President, Treasurer, Chief Financial
                          Officer and Director                       1993
    Lynn C. Batory. 43  Vice President, Controller and Secretary
    David Hall..... 42  Vice President of Manufacturing
    Mort Maurer.... 84  Director                                     1998

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

                                                                       All Other
                                                                         Annual
Name and Principal Position                    Year  Salary   Bonus   Compensation
---------------------------                    ---- -------- -------- ------------
Fred C. Schulte............................... 2001 $369,363 $294,930   $111,591
 Chairman and Chief Executive Officer          2000  351,774  256,125    111,592
                                               1999  335,023  249,555    115,182

Charles D. Hall............................... 2001  332,427  294,930     95,414
 President and Chief Operating Officer         2000  316,597  256,125     97,541
                                               1999  301,522  249,555     87,648

Wayne J. Conner............................... 2001  192,069  294,930     76,958
 Vice President, Treasurer and Chief Financial 2000  182,923  256,125     84,690
                                               1999  174,213  249,555     90,839

Lynn C. Batory................................ 2001  126,515  150,000     33,802
 Vice President, Controller and Secretary      2000  119,139  133,706     12,382
                                               1999  113,007  115,763     11,585

David Hall.................................... 2001  126,515  150,000     24,101
 Vice President of Manufacturing               2000  119,139  133,706     12,382
                                               1999  113,007  115,763     11,585

   All other annual compensation reflects employer contributions to the Company's Profit Sharing Plan (as defined) and Supplemental Employee Retirement Plan (as defined), auto, membership, professional fee and travel and medical benefits and the value of term life and disability insurance premiums.

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

                            Pension Plan Table (a)

                                        Years of Service
                           ------------------------------------------
          Remuneration (b)   15      20       25       30       35
          ---------------- ------- ------- -------- -------- --------
              $200,000.... $20,407 $27,209 $ 34,011 $ 40,814 $ 47,616
              $225,000....  23,219  30,959   38,699   46,439   54,178
              $250,000....  26,032  34,709   43,386   52,064   60,741
              $300,000....  31,657  42,209   52,761   63,314   73,866
              $350,000....  37,282  49,709   62,136   74,564   86,991
              $400,000....  42,907  57,209   71,511   85,814  100,116
              $450,000....  48,532  64,709   80,886   97,064  113,241
              $500,000....  54,157  72,209   90,261  108,314  126,366
              $550,000....  59,782  79,709   99,636  119,564  139,491
              $600,000....  65,407  87,209  109,011  130,814  152,616

--------
(a) The above table illustrates the estimated annual retirement benefits payable to Pension Plan and Supplemental Employee Retirement Plan participants commencing at age 65 in the form of a single life annuity, not subject to deduction for social security or other offsets. The above information is based on the current pension formula for various levels of compensation and years of service.
(b) A participant's pension benefit is generally based on a percentage of his salary and bonus for the highest five years of his employment and his years of credited service. The compensation taken into account under the Pension Plan for 1997 was limited to $160,000 in accordance with Internal Revenue Code rules and such limitation may be adjusted periodically in the future in accordance with Section 401(a)(17) of the Code. Remuneration in the above table is represented as the highest consecutive five-year average salary. The above table does not reflect the current compensation limitation under Code Section 401(a)(17) for qualified pension plans, because the Supplemental Employee Retirement Plan provides benefits for compensation above the limitation. Credited service under the Pension Plan as of January 1, 2001 for the named executive officers is as follows: Mr. Schulte, 12 years; Mr. C. Hall, 27 years; Mr. Conner, 19 years; Ms. Batory, 18 years; and Mr. D. Hall, 5 years.

Employment and Non-Competition Agreements

   The Company and each of Messrs. Schulte, C. Hall and Conner entered into employment and non-competition agreements, with an initial term beginning on November 5, 1997, and ending on the fifth anniversary thereof (the "Employment Agreements"). The terms of the new employment contracts relating to base salary and related increases and annual bonuses are substantially similar to the terms of the employment agreements negotiated between Senior Management and the Selling Stockholders that were in effect prior to the Recapitalization Transactions. The term of the Employment Agreements is subject to annual renewal after the initial term unless one party gives written notice of non-renewal to the other party at least 180 days prior to the then current expiration date. Under the terms of the Employment Agreements, Mr. Schulte serves as the Chief Executive Officer and received a base salary of $369,363 for 2001, and will receive annual increases beginning in 2002 equal to the greater of the change in the applicable consumer price index or 5% per annum; Mr. C. Hall serves as the President and Chief Operating Officer and received a base salary of $332,427 for 2001, and will receive annual increases beginning in 2002 equal to the greater of the change in the applicable consumer price index or 5% per annum; and Mr. Conner serves as the Chief Financial Officer and received a base salary of $192,069 for 2001, and will receive annual increases beginning in 2002 equal to the greater of the change in the applicable consumer price index or 5% per annum. Each of the executive officers is entitled to an annual bonus for 2001 and later years of 1.5% of the Company's consolidated earnings before interest expense, taxes, amortization and the employment agreement bonuses described in this paragraph, subject to certain adjustments. The Employment Agreements contain a confidentiality covenant and a non-competition covenant that generally applies during the term of employment and for a period of 3 years thereafter.

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

                                                         Shares of Common  Shares of Preferred
                                                        Stock Beneficially Stock Beneficially
                                                              Owned             Owned (a)
                                                        -----------------  ------------------
              Name                                       Number    Percent   Number    Percent
              ----                                       -------   -------  --------   -------
SHC Investment Partnership............................. 6,408.3       100%       --       --
Fred C. Schulte........................................ 2,136.1    33 1/3% 11,621.7       58%
Charles D. Hall........................................ 2,136.1    33 1/3%  4,165.0       21%
Wayne J. Conner........................................ 2,136.1    33 1/3%  4,165.0       21%
Lynn C. Batory.........................................      --        --        --       --
David Hall.............................................      --        --        --       --
Mort Maurer............................................      --        --        --       --
Directors and executive officers as a group (6 persons) 6,408.3       100% 19,951.7      100%

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

   (b) Financial Statement Schedule

               Schedule II  Valuation and Qualifying Accounts 42

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

      Schedule V--Supplemental information concerning property-casualty insurance operations

                                                                    SCHEDULE II

                        ELGIN NATIONAL INDUSTRIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                            Additions  Additions
                                 Balance at Charged to Charged to            Balance at
                                 Beginning  Costs and    other                 End of
Description                      of Period   Expenses   accounts  Deductions   Period
-----------                      ---------- ---------- ---------- ---------- ----------
Allowance for doubtful accounts:
 Year ended December 31, 1999...     601       157         0          97         661
 Year ended December 31, 2000...     661       356         0         157         860
 Year ended December 31, 2001...     860       157         0         334         683
Reserve for inventories:
 Year ended December 31, 1999...   2,042       332         0         870       1,504
 Year ended December 31, 2000...   1,504       256         0         158       1,602
 Year ended December 31, 2001...   1,602       392         0         232       1,762

   C. Exhibits

      (i) A list of exhibits included as part of this Form 10-K is set forth in the Index to Exhibits that immediately precedes such Exhibits, which is incorporated herein by reference.

      (ii) Reports on Form 8-K

   None

                                      43
                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ELGIN NATIONAL INDUSTRIES, INC.

                                                 /S/  WAYNE J. CONNER
                                          By ________________________________
                                                     Wayne J. Conner
                                           Vice President, Treasurer and Chief
                                                     Financial Officer
                                              (Duly Authorized Officer and
                                               Principal Financial Officer)

Dated: March 27, 2002

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2001.

                                          ELGIN NATIONAL INDUSTRIES, INC.

                                                 /S/  WAYNE J. CONNER
                                          By ________________________________
                                                     Wayne J. Conner
                                            Vice President, Treasurer and CFO
                                              (Duly Authorized Officer and
                                               Principal Financial Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

          Signature                       Title                  Date
          ---------                       -----                  ----

    /S/  FRED C. SCHULTE      Chairman of the Board, Chief  March 27, 2002
-----------------------------   Executive Officer and
       Fred C. Schulte          Director

    /S/  CHARLES D. HALL      President, Chief Operating    March 27, 2002
-----------------------------   Officer and Director
       Charles D. Hall

    /S/  WAYNE J. CONNER      Vice President, Treasurer,    March 27, 2002
-----------------------------   Chief Financial Officer and
       Wayne J. Conner          Director

     /S/  LYNN C. BATORY      Vice President, Controller    March 27, 2002
-----------------------------   and Secretary
       Lynn C. Batory

       /S/  DAVID HALL        Vice President of             March 27, 2002
-----------------------------   Manufacturing
         David Hall

                               INDEX TO EXHIBITS

Exhibit                                                                                    Footnote
Number                                 Document Description                                Reference
------- ---------------------------------------------------------------------------------- ---------
 3.1.   Certificate of Incorporation of Elgin National Industries, Inc.                       (2)
 3.2.   Bylaws of Elgin National Industries, Inc.                                             (2)
 4.1.   Indenture dated November 5, 1997, between Elgin National Industries, Inc.,
        subsidiaries and Norwest Bank Minnesota, as Trustee.                                  (1)
 4.2.   Form of 11% Senior Note due 2007 (included in Exhibit 4.1).                           (1)
 4.3.   Registration Rights Agreement dated November 5, 1997, by and among Elgin
        National Industries, Inc., certain of its subsidiaries, and BancAmerica Robertson
        Stephens and CIBC Wood Gundy Securities Corp.                                         (2)
 4.4.   Form of Subsidiary Guaranty (included in Exhibit 4.1).                                (1)
10.1.   Credit Agreement dated as of September 24, 1993, as Amended and Restated as of
        November 5, 1997, by and among Elgin National Industries, Inc., various financial institutions, and Bank of America National Trust and Savings Association,
        individually and as agent.                                                            (1)
10.2.   Employment and Non-Competition Agreement dated as of November 5, 1997,
        between Elgin National Industries, Inc. and Fred C. Schulte.*                         (1)
10.3.   Employment and Non-Competition Agreement dated as of November 5, 1997,
        between Elgin National Industries, Inc. and Charles D. Hall.*                         (1)
10.4.   Employment and Non-Competition Agreement dated as of November 5, 1997,
        between Elgin National Industries, Inc. and Wayne J. Conner.*                         (1)
10.5.   The Elgin National Industries, Inc. Supplemental Retirement Plan dated as of 1995,
        and effective January 1, 1995.*                                                       (2)
10.6.   Credit Agreement dated as of September 24, 1993, as Amended and Restated as of
        January 18, 2001, by and among Elgin National Industries, Inc., various financial
        institutions, and PNC Bank, National Association, individually and as agent.          (3)
10.7.   First Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of March 1, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC
        Bank, National Association, individually and as agent.                                (3)
10.8.   Second Amended to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of June 28, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC
        Bank, National Association, individually and as agent.                                (3)
  21    Subsidiaries of Elgin National Industries, Inc.                                       (1)

--------
(1) Incorporated by reference to Pre-Effective Form S-4 Registration Statement of the Company (File
   No. 333-43523) filed with the Commission on December 30, 1997.
(2) Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.
(3) Incorporated by reference to Form 10-Q of the Company (File No. 001-03771) filed with the Commission on August 10, 2001.
  * Management contract or compensatory plan or arrangement.