Form 10-K405/A
period 2001-12-31
ELGIN NATIONAL INDUSTRIES INC
filed 2002-03-27
CIK 32346

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                               -----------------

                                Amendment No. 1
                                      To
                                  FORM 10-K/A

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

================================================================================

                        ELGIN NATIONAL INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                         Page
  Item                                                                  Number
  ----                                                                  ------
                                     PART I

   1.  BUSINESS........................................................    1

   2.  PROPERTIES......................................................    4

   3.  LEGAL PROCEEDINGS...............................................    4

   4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............    5

                                    PART II

   5.  MARKET FOR THE REGISTRANT'S COMMON EQUITY AND RELATED
         STOCKHOLDER MATTERS...........................................    5

   6.  SELECTED FINANCIAL DATA.........................................    5

   7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
         RESULTS OF OPERATIONS.........................................    7

   7A. MARKET RISK.....................................................   13

   8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA.....................   14

   9.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND
         FINANCIAL DISCLOSURE..........................................   35

                                    PART III

  10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT..............   36

  11.  EXECUTIVE COMPENSATION..........................................   37

  12.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT..   39

  13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................   40

                                    PART IV

  14.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K   41

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