Form 10-Q
period 2002-03-31
ELGIN NATIONAL INDUSTRIES INC
filed 2002-05-15
CIK 32346

================================================================================

                                 UNITED STATES
                      SECURITIES AND EXCHANGE COMMISSION
                            Washington, D.C. 20549

                                   FORM 10-Q

           [X]  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                 For the quarterly period ended March 31, 2002

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

   As of April 30, 2002, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

================================================================================

                        ELGIN NATIONAL INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                                                                      Page
                                                                                                      ----
PART I--FINANCIAL INFORMATION
   ITEM 1--Financial Statements
       Consolidated Balance Sheets as of March 31, 2002 and December 31, 2001........................   3
       Consolidated Statements of Income for the Three Months Ended March 31, 2002 and
         March 31, 2001..............................................................................   4
       Consolidated Statement of Changes in Common Stockholder's Deficit for the Three Months
         Ended March 31, 2002........................................................................   5
       Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2002
         and March 31, 2001..........................................................................   6
       Notes to Condensed Consolidated Financial Statements..........................................   7
   ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations.....   9
   ITEM 3--Quantitative and Qualitative Disclosures about Market Risk................................  10
PART II--OTHER INFORMATION
   ITEM 1--Legal Proceedings.........................................................................  11
   ITEM 6--Exhibits and Reports on Form 8-K..........................................................  11
SIGNATURES...........................................................................................  12
EXHIBIT INDEX........................................................................................  13

                                    PART I

ITEM 1.  FINANCIAL STATEMENTS

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS
                       (in thousands except share data)
                                  (Unaudited)

                                                                                    March 31, December 31,
                                                                                      2002        2001
                                                                                    --------- ------------
                                      ASSETS
Current assets:
   Accounts receivable, net........................................................ $ 28,976    $ 37,292
   Inventories, net................................................................   18,212      18,359
   Prepaid expenses and other assets...............................................    2,121         345
   Deferred income taxes...........................................................    3,533       3,542
                                                                                    --------    --------
       Total current assets........................................................   52,842      59,538
Property, plant and equipment, net.................................................   22,733      22,070
Loans receivable to related parties................................................    7,833       7,833
Other assets.......................................................................   29,623      29,310
Goodwill...........................................................................   18,995      18,995
                                                                                    --------    --------
       Total assets................................................................ $132,026    $137,746
                                                                                    ========    ========
                   LIABILITIES AND COMMON STOCKHOLDER'S DEFICIT
Current liabilities:
   Short-term debt................................................................. $    958    $    134
   Current portion of long-term debt...............................................    3,050       3,050
   Accounts payable................................................................   22,699      32,032
   Accrued expenses................................................................   10,706      11,941
                                                                                    --------    --------
       Total current liabilities...................................................   37,413      47,157
Long-term debt less current portion................................................   92,100      88,050
Other liabilities..................................................................    2,123       2,273
Deferred income taxes..............................................................    3,769       3,778
                                                                                    --------    --------
       Total liabilities...........................................................  135,405     141,258
                                                                                    --------    --------
Redeemable preferred stock units...................................................   13,470      13,288
                                                                                    --------    --------
Redeemable preferred stock.........................................................    3,695       3,645
                                                                                    --------    --------
Common stockholder's deficit:
   Common stock, Class A par value $.01 per share; authorized 23,678 shares; 6,408 issued and outstanding as of March 31, 2002 and December 31, 2001
   Retained deficit................................................................  (20,544)    (20,445)
                                                                                    --------    --------
       Total common stockholder's deficit..........................................  (20,544)    (20,445)
                                                                                    --------    --------
       Total liabilities and stockholder's deficit................................. $132,026    $137,746
                                                                                    ========    ========

   The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                       CONSOLIDATED STATEMENTS OF INCOME

              For the Three Months Ended March 31, 2002 and 2001
                                (in thousands)
                                  (Unaudited)

                                                                                            2002       2001
                                                                                           -------    -------
Net sales................................................................................. $38,219    $43,566
Cost of sales.............................................................................  29,863     34,320
                                                                                           -------    -------
   Gross profit...........................................................................   8,356      9,246
Selling, general and administrative expenses..............................................   5,974      5,658
Amortization expense......................................................................                242
                                                                                           -------    -------
   Operating income.......................................................................   2,382      3,346
Other expenses (income)
   Interest income........................................................................    (114)      (381)
   Interest expense.......................................................................   2,320      2,391
                                                                                           -------    -------
Income before income taxes................................................................     176      1,336
Provision for income taxes................................................................     114        580
                                                                                           -------    -------
Net income................................................................................ $    62    $   756
                                                                                           =======    =======

Pro Forma results adjusted for the adoption of Statement of Financial Accounting Standards
  No. 142:
Net income as stated......................................................................            $   756
Pro Forma effect of nonamortization of goodwill, net of income tax of $96.................                146
                                                                                                      -------
Pro Forma net income......................................................................            $   902
                                                                                                      =======



   The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

       CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER'S DEFICIT

                   For the Three Months Ended March 31, 2002
                       (in thousands except share data)
                                  (Unaudited)

                                                                                      Total
                                                                 Common Retained  Stockholder's
                                                                 Stock  (Deficit)    Deficit
                                                                 ------ --------- -------------
Balance as of December 31, 2001.................................  $     $(20,445)   $(20,445)
   Net income for the three months ended March 31, 2002.........              62          62
   Redeemable preferred stock unit dividends, net of tax of $70.            (111)       (111)
   Redeemable preferred stock dividends (19,952 shares at
     $2.50 per share)...........................................             (50)        (50)
                                                                  ---   --------    --------
Balance as of March 31, 2002....................................  $     $(20,544)   $(20,544)
                                                                  ===   ========    ========




   The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Three Months Ended March 31, 2002 and 2001
                                (in thousands)
                                  (Unaudited)

                                                          2002        2001
                                                         -------    --------
     Net cash (used in) provided by operating activities $(3,373)   $  1,224
                                                         -------    --------
     Cash flows from investing activities:
        Proceeds from sale of assets....................      16          13
        Business acquired, net of cash..................             (20,359)
        Purchase of property, plant and equipment.......  (1,517)       (950)
                                                         -------    --------
        Net cash used by investing activities...........  (1,501)    (21,296)
                                                         -------    --------
     Cash flows from financing activities:
        Borrowings on short-term debt...................     824
        Borrowings on long-term debt....................   4,800      18,650
        Repayments of long-term debt....................    (750)       (750)
        Debt issuance costs.............................                (849)
                                                         -------    --------
        Net cash provided by financing activities.......   4,874      17,051
                                                         -------    --------
     Net (decrease) increase in cash....................       0      (3,021)
     Cash and cash equivalents at beginning of period...       0       3,021
                                                         -------    --------
     Cash and cash equivalents at end of period......... $     0    $      0
                                                         =======    ========



   The accompanying notes are an integral part of the condensed consolidated financial statements

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1. Report Preparation

   The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with accounting principles generally accepted in the United States and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company's December 31, 2001 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first three months of 2002 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company's consolidated financial statements included in the annual report on Form 10K.

2. Inventories

   Inventories consist of:

                                             March 31, December 31,
                                               2002        2001
                                             --------- ------------
                                                 (in thousands)
            Finished goods..................  $11,269    $10,990
            Work-in-process.................    2,582      2,387
            Raw materials...................    6,244      6,744
                                              -------    -------
                                               20,095     20,121
            Less excess and obsolete reserve    1,883      1,762
                                              -------    -------
                                              $18,212    $18,359
                                              =======    =======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

3. Segment Information

   The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company's method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the three months ended March 31:

                                                                            2002     2001
                                                                           -------  -------
                                                                            (In thousands)
Net sales to external customers:
   Manufactured Products.................................................. $23,944  $23,609
   Engineering Services...................................................  14,275   19,957
                                                                           -------  -------
       Total net sales to external customers.............................. $38,219  $43,566
                                                                           =======  =======
Net sales to internal customers:
   Manufactured Products.................................................. $   824  $   841
   Engineering Services...................................................      79       80
                                                                           -------  -------
       Total net sales to internal customers.............................. $   903  $   921
                                                                           =======  =======
Net sales
   Manufactured Products.................................................. $24,768  $24,450
   Engineering Services...................................................  14,354   20,037
                                                                           -------  -------
       Total net sales....................................................  39,122   44,487
Elimination of net sales to internal customers............................     903      921
                                                                           -------  -------
       Total consolidated net sales....................................... $38,219  $43,566
                                                                           =======  =======
Earnings before interest, taxes and amortization:
   Manufactured Products.................................................. $ 2,742  $ 3,174
   Engineering Services...................................................     758    1,614
                                                                           -------  -------
       Total segment earnings before interest, taxes and amortization.....   3,500    4,788
Amortization..............................................................             (242)
Interest income...........................................................     114      381
Interest expense..........................................................  (2,320)  (2,391)
Corporate expenses before interest, taxes and amortization................  (1,118)  (1,200)
                                                                           -------  -------
   Consolidated income before income taxes................................ $   176  $ 1,336
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

5. Adoption of Accounting Principles

   In June 2001, the Financial Accounting Standards Board issued Statements of Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets, effective for fiscal years beginning after December 15, 2001. Under the new rules, goodwill and intangible assets deemed to have indefinite lives are no longer amortized but are subject to annual impairment tests in accordance with the Statements. Other intangible assets will continue to be amortized over their useful lives.

   The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in an increase in net income of approximately $660,000 per year. During 2002, the Company will perform the first of the required impairment tests of goodwill and indefinite lived intangible assets as of January 1, 2002 and has not yet determined what the effect of these tests will be on the earnings and financial position of the Company.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

  Three Months Ended March 31, 2002 Compared to Three Months Ended March 31,
  2001

   Net Sales -- Engineering Services Segment: Net sales for the quarter ended March 31, 2002 decreased $5.7 million, or 28.5%, to $14.3 million from $20.0 million for the corresponding period in 2001 primarily due to decreased sales of larger engineering services projects in process with sales greater than $1.0 million, partially offset with an increase in smaller engineering only projects. The Engineering Services Segment had sales of $8.2 million from three larger projects in the quarter ended March 31, 2002, compared to $15.7 million from seven larger projects for the quarter ended March 31, 2001. For the three months ended March 31, 2002 the Engineering Services Segment's sales from smaller projects totaled $6.1 million, compared to sales of $4.3 million for the corresponding period in 2001.

   Net Sales -- Manufactured Products Segment: Net sales for the quarter ended March 31, 2002 increased $0.3 million, or 1.4%, to $23.9 million from $23.6 million for the corresponding period in 2001 primarily due to increased sales of mining equipment, partially offset with decreased fastener sales and sales of industrial capital equipment due to general economic conditions.

   Gross Profit -- Engineering Services Segment: Gross profit for the quarter ended March 31, 2002 decreased $0.3 million, or 13.3%, to $2.2 million from $2.5 million in the corresponding period in 2001, primarily due to the decreased sales level. As a percentage of net sales, the gross profit increased to 15.4% for the quarter ended March 31, 2002 from 12.7% for the corresponding period in 2001 due to higher margins earned on smaller engineering services projects.

   Gross Profit -- Manufactured Products Segment: Gross profit for the quarter ended March 31, 2002 decreased $0.5 million, or 8.2%, to $6.2 million from $6.7 million in the corresponding period in 2001. As a percentage of net sales, the gross profit decreased to 25.7% for the quarter ended March 31, 2002 from 28.5% for the corresponding period in 2001. The decrease was primarily due to lower margins earned from screen and screen cloth sales.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended March 31, 2002 of $5.9 million were $0.3 million, or 5.6%, higher than the selling, general and administrative expenses for the corresponding period in 2001 mainly due to the reversal of a provision on a loan receivable within the Engineering Services Segment in 2001 partially offset with lower payroll related expenses in 2002.

   Amortization Expense: Beginning January 1, 2002 the Company discontinued the amortization of goodwill in accordance with the provisions of Statement of Accounting Standards No. 142--Goodwill and Other Intangible Assets. Goodwill amortization was $0.2 million for the quarter ended March 31, 2001.

   Interest Income: Interest income of the Company for the quarter ended March 31, 2002 of $0.1 million decreased $0.3 million or 70.1% from $0.4 million for the corresponding period in 2001. This decrease was due to interest earned on a note receivable within the Engineering Services Segment in 2001.

   Interest Expense: Interest expense of the Company for the quarter ended March 31, 2002 of $2.3 million decreased $0.1 million or 3.0% from $2.4 million for the corresponding period in 2001. The decrease was due to decreased interest rates, partially offset with a higher debt level.

   Provision for Income Taxes: Provision for income taxes of the Company for the quarter ended March 31, 2002 of $0.1 million decreased $0.5 million from the provision of $0.6 million for the corresponding quarter ended March 31, 2001 due to the lower income level.

   Net Income: The net income for the Company for the three months ended March 31, 2002 decreased $0.7 million, or 91.8%, to $0.1 million from $0.8 million for the quarter ended March 31, 2001 for the reasons discussed above. Net income as a percentage of net sales decreased to 0.2% for the quarter ended March 31, 2002 from 1.7% for the corresponding quarter in 2001.

Liquidity and Capital Resources

   Net cash used by operating activities for the three months ended March 31, 2002 of $3.4 million was used by decreased accounts payable and accrued expenses, and increased prepaid expenses and other assets, partially offset with cash generated from net income and non-cash charges and decreased accounts receivable. Included in non-cash charges for the quarter ended March 31, 2002 was depreciation of $0.8 million and other non-cash charges of $0.2 million, partially offset with pension overfunding income of $0.3 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

   Cash used in investing activities for the three months ended March 31, 2002 of $1.5 million consisted of capital expenditures resulting from construction of the plating facility and the Company's regular practice of upgrading and maintaining its equipment base and facilities.

   Cash provided by financing activities for the three months ended March 31, 2002 of $4.9 million consisted of the issuance of $4.8 million of long-term debt drawn on the Company's revolver loan and borrowings of $0.8 million on the construction loan for the plating facility, partially offset by the repayment of long-term debt of $0.7 million on the Company's term loan.

   The Company's liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations. Based on current and planned operations, the Company believes that funds provided by future operations and available credit will be adequate to meet its anticipated debt service requirements, working capital needs and capital expenditures.

Backlog

   The Company's backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at March 31, 2002 was $50.7 million. Approximately $10.0 million relates to the Manufactured Products Segment, with the remainder of $40.7 million relating to the Engineering Services Segment. A substantial majority of current backlog is expected to be realized in the next twelve months.

Safe Harbor

   Statements herein regarding the Company's ability to meet its liquidity requirements, and the Company's expected realization of current backlog constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Further, statements herein regarding the Company's performance in future periods are subject to risks relating to, deterioration of relationships with, or the loss of material customers or suppliers, possible product liability claims, decreases in demand for the Company's products, adverse changes in general market and industry conditions and any resulting inability to comply with the Financial covenants imposed by the Company's credit agreement. Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations.

ITEM 3.  QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

   The Company continues to use its United States reputation to generate sales in international markets. In the three months ended March 31, 2002 approximately 19% of the Company's net sales were attributable to services provided or products sold for use outside the United States, primarily to Puerto Rico, Australia and Venezuela. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company's historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company's strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company's foreign operations, or expansion thereof, would not have a material adverse effect on the Company's business, financial condition, results of operations and debt service capability.

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

                                          ELGIN NATIONAL INDUSTRIES, INC.

                                          By          /S/  WAYNE J.
                                            CONNER
                                            ------------------------------------
                                          Name:            Wayne J. Conner
                                          Title:      Vice President,
                                            Treasurer, and
                                                        Chief Financial Officer
                                                     (Duly Authorized Officer
                                                  and
                                                     Principal Financial
                                                  Officer)

Dated: May 15, 2002

                                 EXHIBIT INDEX

Exhibit                                                                                         Footnote
Number  Document Description                                                                    Reference
------  --------------------                                                                    ---------
  3.1   Certificate of Incorporation of Elgin National Industries, Inc.                            (3)
  3.2   Bylaws of Elgin National Industries, Inc.                                                  (3)
  4.1   Indenture dated November 5, 1997, between Elgin National Industries, Inc., subsidiaries
        and Norwest Bank Minnesota, as Trustee.                                                    (2)
  4.2   Form of 11% Senior Note due 2007 (included in Exhibit 4.1).                                (2)
  4.3   Registration Rights Agreement dated November 5, 1997, by and among Elgin National
        Industries, Inc., certain of its subsidiaries, and BancAmerica Robertson Stephens and
        CIBC Wood Gundy Securities Corp.                                                           (3)
  4.4   Form of Subsidiary Guaranty (included in Exhibit 4.1).                                     (2)
 10.1   Credit Agreement dated as of September 24, 1993, as Amended and Restated as of
        November 5, 1997, by and among Elgin National Industries, Inc., various financial institutions, and Bank of America National Trust and Savings Association, individually
        and as agent.                                                                              (2)
 10.2   Employment and Non-Competition Agreement dated as of November 5, 1997, between
        Elgin National Industries, Inc. and Fred C. Schulte.*                                      (2)
 10.3   Employment and Non-Competition Agreement dated as of November 5, 1997, between
        Elgin National Industries, Inc. and Charles D. Hall.*                                      (2)
 10.4   Employment and Non-Competition Agreement dated as of November 5, 1997, between
        Elgin National Industries, Inc. and Wayne J. Conner.*                                      (2)
 10.5   The Elgin National Industries, Inc. Supplemental Retirement Plan dated as of 1995, and
        effective January 1, 1995.*                                                                (3)
 10.6   Credit Agreement dated as of September 24, 1993, as Amended and Restated as of
        January 18, 2001, by and among Elgin National Industries, Inc., various financial
        institutions, and PNC Bank, National Association, individually and as agent.               (4)
 10.7   First Amendment to Credit Agreement dated as of September 24, 1993, as Amended and
        Restated as of January 18, 2001, and further amended as of March 1, 2001 by and among
        Elgin National Industries, Inc., various financial institutions, and PNC Bank, National
        Association, individually and as agent.                                                    (4)
 10.8   Second Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of June 28, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank,
        National Association, individually and as agent.                                           (4)
 10.9   Third Amendment to Credit Agreement dated as of September 24, 1993, as Amended and
        Restated as of January 18, 2001, and further amended as of March 31, 2002 by and among
        Elgin National Industries, Inc., various financial institutions, and PNC Bank, National
        Association, individually and as agent.                                                    (1)

--------
(1)Filed within
(2)Incorporated by reference to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on December 30, 1997.
(3)Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.
(4)Incorporated by reference to Form 10-Q of the Company (File No. 001-03771) filed with the Commission on August 10, 2001.
*  Management contract or compensatory plan or arrangement.