Form 10-Q
period 2002-06-30
ELGIN NATIONAL INDUSTRIES INC
filed 2002-08-14
CIK 32346

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

             [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 2002

                                       OR

             [ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                 SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

             For the Transition period from __________ to __________

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such
filing requirements for the past 90 days. [X] Yes    No [ ]

     As of July 31, 2002, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

                         ELGIN NATIONAL INDUSTRIES, INC.

                                TABLE OF CONTENTS


                                                                                                                          Page
                                                                                                                          ----

PART I--FINANCIAL INFORMATION

  ITEM 1--Financial Statements

     Consolidated Balance Sheets as of June 30, 2002 and December 31, 2001 .............................................     3

     Consolidated Statements of Income for the Six Months Ended June 30, 2002 and June 30,
        2001, and for the Three Months Ended June 30, 2002 and June 30, 2001 ...........................................     4

     Consolidated Statement of Changes in Stockholder's Deficit for the Six Months Ended June
        30, 2002 .......................................................................................................     5

     Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2002
        and June 30, 2001 ..............................................................................................     6

     Notes to Condensed Consolidated Financial Statements ..............................................................     7

  ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of Operations ........................     9

  ITEM 3--Quantitative and Qualitative Disclosures about Market Risk ...................................................    11

PART II--OTHER INFORMATION

  ITEM 1--Legal Proceedings ............................................................................................    12

  ITEM 6--Exhibits and Reports on Form 8-K .............................................................................    12

SIGNATURES .............................................................................................................    13

EXHIBIT INDEX ..........................................................................................................    14

PART I

ITEM 1. FINANCIAL STATEMENTS

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                        (in thousands except share data)
                                   (Unaudited)

                                                                                          June 30,    December 31,
                                                                                            2002          2001
                                                                                          --------    -----------
                                     ASSETS

Current assets:
  Accounts receivable, net .............................................................   $ 28,409      $ 37,292
  Inventories, net .....................................................................     17,851        18,359
  Prepaid expenses and other assets ....................................................      2,511           345
  Deferred income taxes ................................................................      3,542         3,542
                                                                                           --------      --------
     Total current assets ..............................................................     52,313        59,538
Property, plant and equipment, net .....................................................     22,891        22,070
Loans receivable to related parties ....................................................      7,833         7,833
Other assets ...........................................................................     29,970        29,310
Goodwill ...............................................................................     18,995        18,995
                                                                                           --------      --------
     Total assets ......................................................................   $132,002      $137,746
                                                                                           ========      ========

                      LIABILITIES AND STOCKHOLDER'S DEFICIT


Current liabilities:
  Short-term debt ......................................................................   $  1,046      $    134
  Current portion of long-term debt ....................................................      2,961         3,050
  Accounts payable .....................................................................     22,887        32,032
  Accrued expenses .....................................................................      8,592        11,941
                                                                                           --------      --------
     Total current liabilities .........................................................     35,486        47,157
Long-term debt less current portion ....................................................     95,194        88,050
Other liabilities ......................................................................      2,123         2,273
Deferred income taxes ..................................................................      3,626         3,778
                                                                                           --------      --------
     Total liabilities .................................................................    136,429       141,258
                                                                                           --------      --------
Redeemable preferred stock units .......................................................     13,652        13,288
                                                                                           --------      --------
Redeemable preferred stock .............................................................      3,745         3,645
                                                                                           --------      --------
Common stockholder's deficit:
  Common stock, Class A par value $.01 per share; authorized 23,678 shares;
     6,408 issued and outstanding
  Retained deficit .....................................................................    (21,824)      (20,445)
                                                                                           --------      --------
     Total common stockholder's deficit ................................................    (21,824)      (20,445)
                                                                                           --------      --------
     Total liabilities and stockholder's deficit .......................................   $132,002      $137,746
                                                                                           ========-     ========


                 The accompanying notes are an integral part of
                the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (in thousands)
                                   (Unaudited)

                                                        For the Six Months       For the Three Months
                                                          Ended June 30,            Ended June 30,
                                                       -------------------       -------------------
                                                         2002       2001          2002          2001
                                                       -------     -------       -------      -------
Net sales ...........................................  $75,496     $94,578       $37,277      $51,012
Cost of sales .......................................   60,389      74,698        30,526       40,378
                                                       -------     -------       -------      -------
  Gross profit ......................................   15,107      19,880         6,751       10,634
Selling, general and administrative expenses ........   12,374      12,259         6,400        6,601
Amortization expense ................................                  547                        305
                                                       -------     -------       -------      -------
  Operating income ..................................    2,733       7,074           351        3,728
Other expenses (income)
  Interest income ...................................     (227)       (502)         (113)        (121)
  Interest expense ..................................    4,709       4,823         2,389        2,432
                                                       -------     -------       -------      -------
Income (loss) before income taxes ...................   (1,749)      2,753        (1,925)       1,417
(Benefit) provision for income taxes ................     (682)      1,192          (796)         612
                                                       -------     -------       -------      -------
Net (loss) income ...................................  $(1,067)     $1,561       $(1,129)     $   805
                                                       =======      ======       =======      =======


                          The accompanying notes are an
        integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT

                     For the Six Months Ended June 30, 2002
                        (in thousands except share data)
                                   (Unaudited)

                                                                                                      Total
                                                                              Common     Retained   Stockholder's
                                                                               Stock     (Deficit)    Deficit
                                                                              ------     --------   -----------
Balance as of December 31, 2001............................................  $           $(20,445)    $(20,445)
  Net loss for the six months ended June 30, 2002..........................               (1,067)      (1,067)
  Redeemable preferred stock unit dividends, net of tax of $152............                 (212)        (212)
  Redeemable preferred stock dividends (19,952 shares at $5.00 per share)..
                                                                                            (100)        (100)
                                                                             --------    --------     --------
Balance as of June 30, 2002................................................  $           $(21,824)    $(21,824)
                                                                             ========    ========     ========

                     The accompanying notes are an integral
             part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                 For the Six Months Ended June 30, 2002 and 2001

                                 (in thousands)
                                   (Unaudited)

                                                              2002         2001
                                                             -------     -------

Net cash (used in) provided by operating activities .....    $(5,481)    $   624
Cash flows from investing activities:
     Purchase of property, plant and equipment ..........     (2,502)     (2,624)
     Proceeds from sale of assets .......................         16          13
     Business acquired, net of cash .....................                (20,360)
                                                              ------     -------
     Net cash used by investing activities ..............     (2,486)    (22,971)
Cash flows from financing activities:
     Borrowings on long-term debt .......................      9,712      20,950
     Repayments on long-term debt .......................     (1,745)       (750)
     Debt issuance costs ................................                   (874)
                                                              ------     -------
     Net cash provided by financing activities ..........      7,967      19,326
Net increase (decrease) in cash .........................          0      (3,021)
Cash and cash equivalents at beginning of period ........                  3,021
                                                             -------     -------
Cash and cash equivalents at end of period ..............    $     0     $     0
                                                             =======     =======

    The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1. Report Preparation

     The accompanying condensed consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with accounting principles generally accepted in the United States and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company's December 31, 2001 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first six months of 2002 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company's consolidated financial statements included in the annual report on Form 10-K.

2. Inventories

                                                       June 30,     December 31,
                                                         2002           2001
                                                       --------     ------------
                                                            (in thousands)
              Finished goods ......................    $11,038        $ 10,990
              Work-in-process .....................      2,416           2,387
              Raw materials .......................      6,341           6,744
                                                       -------        --------
                                                        19,795          20,121
              Less excess and obsolete reserve ....      1,944           1,762
                                                       -------        --------
                                                       $17,851        $ 18,359
                                                       =======        ========

3. Segment Information

     The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company's method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the six months and three months ended June 30:

                                                                                   Six Months           Three Months
                                                                                 Ended June 30         Ended June 30
                                                                                 2002       2001       2002        2001
                                                                                -------    -------    -------    -------
                                                                                            (in thousands)
Net sales to external customers:
     Manufactured Products ................................................     $47,520    $47,384    $23,576    $23,775
     Engineering Services .................................................      27,976     47,194     13,701     27,237
                                                                                -------    -------    -------    -------
          Total net sales to external customers ...........................     $75,496    $94,578    $37,277    $51,012
                                                                                =======    =======    =======    =======
Net sales to internal customers:
     Manufactured Products ................................................     $ 1,766    $ 2,591      $ 942    $ 1,750
     Engineering Services .................................................         131        150         52         70
                                                                                -------    -------    -------    -------
          Total net sales to internal customers ...........................     $ 1,897    $ 2,741      $ 994    $ 1,820
                                                                                =======    =======    =======    =======
Total net sales
     Manufactured Products ................................................     $49,286    $49,975    $24,518    $25,525
     Engineering Services .................................................      28,107     47,344     13,753     27,307
                                                                                -------    -------    -------    -------
          Total net sales .................................................      77,393     97,319     38,271     52,832
Elimination of net sales to internal customers ............................       1,897      2,741        994      1,820
                                                                                -------    -------    -------    -------
          Total consolidated net sales ....................................     $75,496    $94,578    $37,277    $51,012
                                                                                =======    =======    =======    =======
Earnings (loss) before interest, taxes and amortization:
     Manufactured Products ................................................     $ 5,770    $ 6,384    $ 3,028    $ 3,210
     Engineering Services .................................................        (570)     3,754     (1,328)     2,140
                                                                                -------    -------    -------    -------
          Total segment earnings before interest, taxes and amortization ..       5,200     10,138      1,700      5,350
Amortization ..............................................................                   (547)                 (305)
Interest income ...........................................................         227        502        113        121
Interest expense ..........................................................      (4,709)    (4,823)    (2,389)    (2,432)
Corporate expenses before interest, taxes and amortization ................      (2,467)    (2,517)    (1,349)    (1,317)
                                                                                -------    -------    -------    -------
     Consolidated income (loss) before income taxes .......................     $(1,749)   $ 2,753    $(1,925)   $ 1,417
                                                                                =======    =======    =======    =======

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

     The Company has applied the new rules on accounting for goodwill and other intangible assets beginning in the first quarter of 2002. Application of the nonamortization provisions of the Statement is expected to result in a decrease in net loss of approximately $660,000 per year. During the quarter ended June 30, 2002, the Company performed the first annual impairment evaluation and determined that none of the recorded goodwill was impaired.

The Company has two reporting segments, Manufactured Products and Engineering Services, goodwill was allocated to these segments as follows:

                          June 30, 2002
                          --------------
                          (In thousands)
Engineering Services         $   500
Manufactured Products         18,495
                             -------
Total                        $18,995
                             =======

The proforma impact of eliminating goodwill amortization on the consolidated statements of income is as follows:

                                      Six months ended     Three months ended
                                       June 30, 2001         June 30, 2001
                                      ---------------------------------------
                                                  (In thousands)
Reported net income                       $ 1,561                $ 805
Goodwill amortization, net of tax             328                  182
                                          -------                -----
Adjusted net income                       $ 1,889                $ 987
                                          =======                =====

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2002 Compared to Three Months Ended June 30, 2001

     Net Sales: Net sales for the quarter ended June 30, 2002 decreased $13.7 million, or 26.9%, to $37.3 million from $51.0 million for the corresponding period in 2001. The Engineering Services Segment's sales decreased $13.5 million or 49.7% to $13.7 million for the quarter ended June 30, 2002 from $27.2 million for the quarter ended June 30, 2001. For the quarter ended June 30, 2002 the Company had three larger projects with sales in excess of $1.0 million, totalling $8.0 million in sales, compared to five such projects totalling $19.7 million in sales for the quarter ended June 30, 2001. The Manufactured Products Segment's sales decreased $0.2 million, or 0.8%, primarily due to decreased capital equipment sales, partially offset with increased fastener sales and sales of electronic componants.

     Gross Profit: Gross profit for the quarter ended June 30, 2002 decreased $3.8 million, or 36.5%, to $6.8 million from $10.6 million for the corresponding period in 2001. As a percentage of net sales, the gross profit decreased to 18.1% for the quarter ended June 30, 2002 from 20.8% for the corresponding period in 2001. The decrease resulted from a reduction of margin on a larger project within the Engineering Services Segment due to higher than anticipated labor and equipment costs in the quarter ended June 2002 as well as higher margins realized upon the completion of Engineering Services Segment projects within the quarter ended June 2001.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended June 30, 2002 of $6.4 million was $0.2 million, or 3.0%, lower than the selling and administrative expenses of $6.6 million for the corresponding period in 2001 due to lower payroll related costs. As a percentage of net sales, selling, general and administrative expenses increased from 12.9% for the quarter ended June 30, 2001 to 17.2% for the quarter ended June 30, 2002 due to decreased sales.

     Amortization Expense: Beginning January 1, 2002 the Company discontinued the amortization of goodwill in accordance with the provisions of Statement of Accounting Standards No. 142 - Goodwill and Other Intangible Assets. Goodwill amortization was $0.3 milion for the quarter ended June 30, 2001.

     Interest Income: Interest income of the Company for the quarter ended June 30, 2002 of $0.1 million approximated interest income for the corresponding period ended June 30, 2001.

     Interest Expense: Interest expense of the Company for the quarter ended June 30, 2002 of $2.4 million approximated interest expense for the corresponding period in 2001.

     (Benefit) Provision for Income Taxes: Benefit for income taxes of the Company for the quarter ended June 30, 2002 of $0.8 million compared to an income tax provision of $0.6 million for the quarter ended June 30, 2001. The decrease of $1.4 million was due to the loss before income taxes for the quarter ended June 30, 2002.

     Net (Loss) Income: The net loss for the Company for the quarter ended June 30, 2002 of $1.1 million was $1.9 million lower than the net income of $0.8 million for the quarter ended June 30, 2001 for the reasons discussed above. Net loss as a percentage of net sales was 3.0% for the quarter ended June 30, 2002 compared to net income as a percentage of net sales of 1.6% for the corresponding quarter in 2001.

Six Months Ended June 30, 2002 Compared to Six Months Ended June 30, 2001

     Net Sales: Net sales for the six months ended June 30, 2002 decreased $19.1 million, or 20.2%, to $75.5 million from $94.6 million for the corresponding period in 2001. The Engineering Services Segment's sales decreased $19.2 million, or 40.7% from $47.2 million for the six months ended June 30, 2001 to $28.0 million for the six months ended June 30, 2002, due to the timing and size of projects. For the six months ended June 30, 2002 the Company had six projects with sales over $1.0 million, totalling $20.0 million in sales, compared to eight such projects totalling $38.7 million in sales for the six months ended June 30, 2001. The Manufactured Products Segment's sales increased $0.1 million from $47.4 million for the six months ended June 30, 2001 to $47.5 million for the six months ended June 30, 2002, primarily due to increased fastener and electronic componant sales, partially offset with decreased sales of capital equipment.

     Gross Profit: Gross profit for the six months ended June 30, 2002 decreased $4.8 million, or 24.0%, to $15.1 million from $19.9 million for the corresponding period in 2001. As a percentage of net sales, the gross profit decreased to 20.0% for the six months ended June 30, 2002 from 21.0% for the corresponding period in 2001. The decrease resulted from a reduction of margin on larger projects within the Engineering Services Segment due to higher than anticipated labor and equipment costs in the six months ended June 2002 as well as higher margins realized upon the completion of Engineering Services Segment projects within the six months ended June 2001. The Manufactured Products Segment had a lower gross profit margin earned due to lower margins earned on the sale of screens and screen cloths.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the six months ended June 30, 2002 of $12.4 million were $0.1 million, or 0.9% higher than the selling, general and administrative expenses for the corresponding period in 2001 mainly due to the reversal of a provision on a loan receivable within the Engineering Services Segment in 2001, partially offset with lower payroll related expenses in 2002.

     Amortization Expense: Beginning January 1, 2002 the Company discontinued the amortization of goodwill in accordance with the provisions of Statement of Accounting Standards No. 142 - Goodwill and Other Intangible Assets. Goodwill amortization was $0.5 million for the six months ended June 30, 2001.

     Interest Income: Interest income of the Company of $0.2 million for the six months ended June 30, 2002 decreased $0.3 million or 54.8% from $0.5 million for the corresponding period in 2001. The decrease was due to interest earned on a note receivable within the Engineering Services Segement during 2001.

     Interest Expense: Interest expense of the Company for the six months ended June 30, 2002 of $4.7 million was $0.1 million or 2.4% lower than the interest expense of $4.8 million for the corresponding period in 2001. This decrease was due to decreased interest rates, partially offset with an increased debt level.

     (Benefit) Provision for Income Taxes: Benefit for income taxes of the Company for the six months ended June 30, 2002 of $0.7 million was $1.9 million lower than the provision for income taxes of $1.2 million for the six months ended June 30, 2001 due to the loss before taxes for the six month period ended June 30, 2002.

     Net (Loss) Income: The net loss for the Company for the six months ended June 30, 2002 of $1.1 million compared to net income of $1.6 million for the six months ended June 30, 2001 for the reasons discussed above. Net loss as a percentage of net sales was 1.4% for the six months ended June 30, 2002 compared to net income as a percentage of sales of 1.7% for the corresponding six month period in 2001.

Liquidity and Capital Resources

     Net cash used by operating activities for the six months ended June 30, 2002 of $5.5 million was used to decrease accounts payable and accrued expenses and to increase prepaid expenses and other assets. These uses were partially offset with cash generated by the net loss adjusted by non-cash charges and decreased accounts receivable and inventory. Included in non-cash charges for the six months ended June 30, 2002 was depreciation of $1.7 million and other non-cash charges of $0.5 million, partially offset with pension overfunding income of $0.6 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

     Cash used in investing activities for the six months ended June 30, 2002 of $2.5 million of which $1.9 million was used for the construction of a plating facility and $0.6 million was used for the Company's regular practice of upgrading and maintaining its equipment base and facilities.

     Cash provided by financing activities for the six months ended June 30, 2002 of $8.0 million consisted of the issuance of $8.8 million of long-term debt drawn on the Company's revolver loan and borrowings of $0.9 million on the construction loan for the plating facility, partially offset by repayment of long-term debt of $1.7 million.

     The Company's liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations. Although a net loss was reported for the six months ended June 30, 2002, the company believes that funds provided from future operations and available credit, should be adequate to meet its anticipated debt service requirements, working capital needs and capital expenditures.

Backlog

     The Company's backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at June 30, 2002 was $44.9 million. Approximately $9.4 million relates to the Manufactured Products Segment, with the remainder of $35.5 million relating to the Engineering Services Segment. A substantial majority of current backlog is expected to be realized in the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company continues to use its reputation in the United States to expand into international markets. In the six months ended June 30, 2002 approximately 14% of the Company's net sales were attributable to services provided or products sold for use outside the United States, primarily to Puerto Rico, Australia and Venezuela. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company's historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company's strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company's foreign operations, or expansion thereof, would not have a material adverse effect on the Company's business, financial condition, results of operations and debt service capability.

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

Dated: August 14, 2002

                                  EXHIBIT INDEX

 Exhibit                                                                                                   Footnote
 Number     Document Description                                                                           Reference
--------    --------------------                                                                           ---------
 3.1        Certificate of Incorporation of Elgin National Industries, Inc.                                      (2)

 3.2        Bylaws of Elgin National Industries, Inc.                                                            (2)

 4.1        Indenture dated November 5, 1997, between Elgin National Industries, Inc., subsidiaries and
            Norwest Bank Minnesota, as Trustee.                                                                  (1)

 4.2        Form of 11% Senior Note due 2007 (included in Exhibit 4.1).                                          (1)

 4.3        Registration Rights Agreement dated November 5, 1997, by and among Elgin National
            Industries, Inc., certain of its subsidiaries, and BancAmerica Robertson Stephens and CIBC
            Wood Gundy Securities Corp.                                                                          (2)

 4.4        Form of Subsidiary Guaranty (included in Exhibit 4.1).                                               (1)

10.1        Credit Agreement dated as of September 24, 1993, as Amended and Restated as of November 5,
            1997, by and among Elgin National Industries, Inc., various financial institutions, and
            Bank of America National Trust and Savings Association, individually and as agent.                   (1)

10.2        Employment and Non-Competition Agreement dated as of November 5, 1997, between
            Elgin National Industries, Inc. and Fred C. Schulte.*                                                (1)

10.3        Employment and Non-Competition Agreement dated as of November 5, 1997, between
            Elgin National Industries, Inc. and Charles D. Hall.*                                                (1)

10.4        Employment and Non-Competition Agreement dated as of November 5, 1997, between
            Elgin National Industries, Inc. and Wayne J. Conner.*                                                (1)

10.5        The Elgin National Industries, Inc. Supplemental Retirement Plan dated as of 1995, and
            effective January 1, 1995.*                                                                          (2)

10.6        Credit  Agreement dated as of September 24, 1993, as Amended and Restated as of January 18,
            2001, by and among Elgin National Industries, Inc., various financial institutions, and
            PNC Bank, National Association, individually and as agent.                                           (3)

10.7        First Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated
            as of January 18, 2001, and further amended as of March 1, 2001 by and among Elgin  National
            Industries, Inc., various financial institutions, and PNC Bank, National Association,
            individually and as agent.                                                                           (3)

10.8        Second Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated
            as of January 18, 2001, and further amended as of June 28, 2001 by and among Elgin National
            Industries, Inc., various financial institutions, and PNC Bank, National Association,
            individually and as agent.                                                                           (3)


10.9     Third Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated
         as of January 18, 2001, and further amended as of March 31, 2002 by and among Elgin National
         Industries, Inc., various financial institutions, and PNC Bank, National Association,
         individually and as agent.                                                                              (4)


                            EXHIBIT INDEX (Continued)

 Exhibit                                                                                                   Footnote
 Number    Document Description                                                                           Reference
-------    --------------------                                                                           ---------






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

(3) Incorporated by reference to Form 10-Q of the Company (File No. 001-03771) filed with the Commission on August 10, 2001.

(4) Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on May 15, 2002.

* Management contract or compensatory plan or arrangement.