Form 10-Q
period 2002-09-30
ELGIN NATIONAL INDUSTRIES INC
filed 2002-11-12
CIK 32346

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                    FORM 10-Q


     [X]       QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                 THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 2002

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

     As of October 31, 2002, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

                         ELGIN NATIONAL INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                                                     Page
                                                                                                     ----
PART I--FINANCIAL INFORMATION

   ITEM 1--Financial Statements

      Consolidated Balance Sheets as of  September 30, 2002 and December 31, 2001 ...................   3

      Consolidated Statements of Income for the Nine Months Ended September 30, 2002 and
        September 30, 2001, and for the Three Months Ended  September 30, 2002 and September
        30, 2001 ....................................................................................   4

      Consolidated Statement of Changes in Stockholder's Deficit for the Nine Months Ended
        September 30, 2002 ..........................................................................   5

      Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30,
        2002 and September 30, 2001 .................................................................   6

      Notes to Condensed Consolidated Financial Statements ..........................................   7

   ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of
     Operations .....................................................................................  10

   ITEM 3--Quantitative and Qualitative Disclosures about Market Risk ...............................  12

   ITEM 4--Controls and Procedures ..................................................................  13

PART II--OTHER INFORMATION
   ITEM 1--Legal Proceedings ........................................................................  13

   SIGNATURES .......................................................................................  14

Certifications ......................................................................................  15

EXHIBIT INDEX .......................................................................................  17

PART I

ITEM 1. FINANCIAL STATEMENTS

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                        (in thousands except share data)
                                   (Unaudited)

                                                                                  September 30,  December 31,
                                                                                      2002          2001
                                                                                      ----          ----
                                     ASSETS
                                     ------

Current assets:
     Accounts receivable, net ..................................................     $  24,998     $  37,292
     Inventories, net ..........................................................        18,405        18,359
     Prepaid expenses and other assets .........................................         2,151           345
     Deferred income taxes .....................................................         3,542         3,542
                                                                                     ---------     ---------
          Total current assets .................................................        49,096        59,538
Property, plant and equipment, net .............................................        22,768        22,070
Loans receivable to related parties ............................................         7,833         7,833
Other assets ...................................................................        30,369        29,310
Goodwill .......................................................................        18,995        18,995
                                                                                     ---------     ---------
          Total assets .........................................................     $ 129,061     $ 137,746
                                                                                     =========     =========

                     LIABILITIES AND STOCKHOLDER'S DEFICIT
                     -------------------------------------

Current liabilities:
     Short-term debt ...........................................................     $             $     134
     Current portion of long-term debt .........................................         2,988         3,050
     Accounts payable ..........................................................        19,457        32,032
     Accrued expenses ..........................................................        10,466        11,941
                                                                                     ---------     ---------
          Total current liabilities ............................................        32,911        47,157
Long-term debt less current portion ............................................        95,030        88,050
Other liabilities ..............................................................         2,123         2,273
Deferred income taxes ..........................................................         3,567         3,778
                                                                                     ---------     ---------
          Total liabilities ....................................................       133,631       141,258
                                                                                     ---------     ---------
Redeemable preferred stock units ...............................................        13,834        13,288
                                                                                     ---------     ---------
Redeemable preferred stock .....................................................         3,795         3,645
                                                                                     ---------     ---------
Common stockholder's deficit:
     Common stock, Class A par value $.01 per share; authorized 23,678 shares;
       6,408 issued and outstanding
     Retained deficit ..........................................................       (22,199)      (20,445)
                                                                                     ---------     ---------
          Total stockholder's deficit ..........................................       (22,199)      (20,445)
                                                                                     ---------     ---------
          Total liabilities and stockholder's deficit ..........................     $ 129,061     $ 137,746
                                                                                     =========     =========


    The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                        CONSOLIDATED STATEMENTS OF INCOME

                                 (in thousands)
                                   (Unaudited)

                                                    For the Nine Months       For the Three Months
                                                    Ended September 30,        Ended September 30,
                                                    -------------------        -------------------
                                                      2002         2001         2002         2001
                                                   ---------    ---------    ---------    ---------
Net sales ......................................   $ 112,359    $ 138,118    $  36,863    $  43,540
Cost of sales ..................................      89,340      108,557       28,951       33,859
                                                   ---------    ---------    ---------    ---------
     Gross profit ..............................      23,019       29,561        7,912        9,681
Selling, general and administrative expenses          18,278       18,408        5,904        6,149
Amortization expense ...........................                      842                       295
                                                   ---------    ---------    ---------    ---------
     Operating income ..........................       4,741       10,311        2,008        3,237
Other expenses (income)
     Interest income ...........................        (343)        (619)        (116)        (117)
     Interest expense ..........................       7,101        7,214        2,392        2,391
                                                   ---------    ---------    ---------    ---------
(Loss) income before income taxes ..............      (2,017)       3,716         (268)         963
(Benefit) provision for income taxes ...........        (747)       1,625          (65)         433
                                                   ---------    ---------    ---------    ---------
Net (loss) income ..............................   $  (1,270)   $   2,091    $    (203)   $     530
                                                   =========    =========    =========    =========


    The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

           CONSOLIDATED STATEMENT OF CHANGES IN STOCKHOLDER'S DEFICIT

                  For the Nine Months Ended September 30, 2002
                        (in thousands except share data)
                                   (Unaudited)

                                                                                                           Total
                                                                                 Common     Retained   Stockholder's
                                                                                  Stock     (Deficit)     Deficit
                                                                                  -----     ---------     -------
Balance as of December 31, 2001 .............................................. $           $ (20,445)    $ (20,445)
   Net loss for the nine months ended September 30, 2002 .....................                (1,270)       (1,270)
   Redeemable preferred stock unit dividends, net of tax of $211 .............                  (334)         (334)
   Redeemable preferred stock dividends (19,952 shares at $7.50 per share) ...                  (150)         (150)
                                                                               ----------  ---------     ---------
Balance as of September 30, 2002 ............................................. $           $ (22,199)    $ (22,199)
                                                                               ==========  =========     =========



   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

              For the Nine Months Ended September 30, 2002 and 2001
                                 (in thousands)
                                   (unaudited)

                                                         2002        2001
                                                       --------    --------
Net cash (used) provided by operating activities ...   $ (3,588)   $  7,735
                                                       --------    --------
Cash flows from investing activities:
     Business acquired, net of cash ................                (20,399)
     Purchase of property, plant and equipment .....     (3,270)     (3,096)
     Proceeds from sale of assets ..................         73          13
                                                       --------    --------
     Net cash used by investing activities .........     (3,197)    (23,482)
                                                       --------    --------
Cash flows from financing activities:

     Borrowings of long-term debt ..................      9,258      15,100
     Repayments of long-term debt ..................     (2,473)     (1,500)
     Debt issuance costs ...........................                   (874)
                                                       --------    --------
     Net cash provided by financing activities .....      6,785      12,726
                                                       --------    --------
Net decrease in cash ...............................          0      (3,021)
Cash and cash equivalents at beginning of period ...                  3,021
                                                       --------    --------
Cash and cash equivalents at end of period .........   $      0    $      0
                                                       ========    ========




    The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (unaudited)

1. Report Preparation

     The accompanying condensed consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with generally accepted accounting principles and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company's December 31, 2001 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first nine months of 2002 are not necessarily indicative of the results to be expected for the full year. Certain reclassifications have been made to the December 31, 2001 financial statements for comperative purposes. For further information refer to the Company's consolidated financial statements included in the annual report on Form 10-K.


2. Inventories

                                                  September 30,     December 31,
                                                      2002              2001
                                                      ----              ----
                                                          (in thousands)

          Finished goods .......................    $ 11,011          $ 10,990
          Work-in-process ......................       3,095             2,387
          Raw materials ........................       6,171             6,744
                                                    --------          --------
                                                      20,277            20,121
          Less excess and obsolete reserve .....       1,872             1,762
                                                    --------          --------
                                                    $ 18,405          $ 18,359
                                                    ========          ========

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

3. Segment Information

     The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company's method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the nine months and three months ended September 30:

                                                                        Nine Months               Three Months
                                                                    Ended September 30        Ended September 30
                                                                     2002         2001         2002         2001
                                                                  ---------    ---------    ---------    ---------
                                                                                   (in thousands)
Net sales to external customers:
     Manufactured Products ....................................   $  68,734    $  69,665    $  21,214    $  22,281
     Engineering Services .....................................      43,625       68,453       15,649       21,259
                                                                  ---------    ---------    ---------    ---------
          Total net sales to external customers ...............   $ 112,359    $ 138,118    $  36,863    $  43,540
                                                                  =========    =========    =========    =========
Net sales to internal customers:
     Manufactured Products ....................................   $   2,905    $   3,846    $   1,139    $   1,255
     Engineering Services .....................................         171          231           40           81
                                                                  ---------    ---------    ---------    ---------
          Total net sales to internal customers ...............   $   3,076    $   4,077    $   1,179    $   1,336
                                                                  =========    =========    =========    =========
Total net sales
     Manufactured Products ....................................   $  71,639    $  73,511    $  22,353    $  23,536
     Engineering Services .....................................      43,796       68,684       15,689       21,340
                                                                  ---------    ---------    ---------    ---------
          Total net sales .....................................     115,435      142,195       38,042       44,876
Elimination of net sales to internal customers ................       3,076        4,077        1,179        1,336
                                                                  ---------    ---------    ---------    ---------
          Total consolidated net sales ........................   $ 112,359    $ 138,118    $  36,863    $  43,540
                                                                  =========    =========    =========    =========
Earnings (loss) before interest, taxes and amortization:
     Manufactured Products ....................................   $   8,468    $   9,910    $   2,698    $   3,526
     Engineering Services .....................................        (281)       5,179          289        1,425
                                                                  ---------    ---------    ---------    ---------
          Total segment earnings before interest, taxes and
           amortization .......................................       8,187       15,089        2,987        4,951
Amortization ..................................................                     (842)                     (295)
Interest income ...............................................         343          619          116          117
Interest expense ..............................................      (7,101)      (7,214)      (2,392)      (2,391)
Corporate expenses before interest, taxes and amortization ....      (3,446)      (3,936)        (979)      (1,419)
                                                                  ---------    ---------    ---------    ---------
     Consolidated income (loss) before income taxes ...........   $  (2,017)   $   3,716    $    (268)   $     963
                                                                  =========    =========    =========    =========

                                   September 30,   December 31,
                                       2002            2001
                                     --------        --------
Assets:
   Manufactured Products .........   $ 66,669        $ 67,456
   Engineering Services ..........     15,220          25,441
                                     --------        --------
       Total segment assets ......     81,919          92,897
       Corporate and other .......     47,172          44,849
                                     --------        --------
       Total assets ..............   $129,061        $137,746
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

The Company has two reporting segments, Manufactured Products and Engineering Services, goodwill was allocated to these segments as follows:

                                          June 30, 2002
                                      ---------------------
                                          (In thousands)

Engineering Services                               $    500
Manufactured Products                                18,495
                                                   --------
Total                                              $ 18,995
                                                   ========


The proforma impact of eliminating goodwill amortization on the consolidated statements of income is as follows:


                                       Nine months ended    Three months ended
                                       September 30, 2001   September 30, 2001
                                     -------------------------------------------
                                                  (In thousands)
Reported net income                                 $ 2,091             $   530
Goodwill amortization, net of tax                       511                 179
                                                    -------             -------
Adjusted net income                                 $ 2,602             $   709
                                                    =======             =======

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2002 Compared to Three Months Ended September 30, 2001

     Net Sales: Net sales for the quarter ended September 30, 2002 decreased $6.7 million, or 15.3%, to $36.9 million from $43.6 million for the corresponding period in 2001. The Engineering Services Segment's sales decreased $5.6 million, or 26.4% to $15.7 million from $21.3 million for the corresponding period in 2001 as customers have not committed to major capital projects. For the quarter ended September 30, 2002 the Engineering Services Segment had $2.4 million in projects with sales less than $500,000, compared to $4.1 million for the quarter ended September 30, 2001.They had five projects with sales in excess of $500,000, totalling $13.3 million in sales for the quarter ended September 30, 2002, compared to eight such projects totalling $17.2 million in sales for the quarter ended September 30, 2001. The Manufactured Products Segment's sales decreased $1.1 million, or 4.8%, primarily due to the decrease of equipment sales to the coal and oil industries, partially offset with increased fastener sales.

     Gross Profit: Gross profit for the quarter ended September 30, 2002 of $7.9 million was $1.8 million or 18.3% lower than the gross profit of $9.7 million for the corresponding period in 2001 due to the lower sales level. As a percentage of net sales, the gross profit decreased to 21.5% for the quarter ended September 30, 2002 from 22.2% for the corresponding period in 2001. The decrease resulted from lower margins earned on Engineering Services Segment's projects.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended September 30, 2002 of $5.9 million were $0.2 million or 4.0% below the selling, general and administrative expenses of $6.1 million for the corresponding period in 2001. This was due to lower employee related costs. As a percentage of net sales, selling, general and administrative expenses increased from 14.1% for the quarter ended September 30, 2001 to 16.0% for the quarter ended September 30, 2002 due to decreased sales.

     Amortization Expense: Beginning January 1, 2002 the Company discontinued the amortization of goodwill in accordance with the provisions of Statement of Accounting Standards No. 142 - Goodwill and Other Intangible Assets. Goodwill amortization was $0.3 million for the quarter ended September 30, 2001.

     Interest Income: Interest income of the Company for the quarter ended September 30, 2002 of $0.1 million approximated interest income for the corresponding period ended September 30, 2001.

     Interest Expense: Interest expense of the Company for the quarter ended September 30, 2002 of $2.4 million approximated interest expense for the corresponding period in 2001.

     (Benefit) Provision for Income Taxes: Benefit for income taxes of the Company for the quarter ended September 30, 2002 of $0.1 million compared to an income tax provision of $0.4 million for the quarter ended September 30, 2001. The decrease of $0.5 million was due to the loss before income taxes for the quarter ended September 30, 2002.

     Net (Loss) Income: The net loss for the Company for the quarter ended September 30, 2002 of $0.2 million was $0.7 million lower than the net income of $0.5 million for the quarter ended September 30, 2001 for the reasons discussed above. Net loss as a percentage of net sales was 0.6% for the quarter ended September 30, 2002 compared to net income as a percentage of net sales of 1.2% for the corresponding quarter in 2001.

Nine months ended September 30, 2002 Compared to Nine months ended September 30, 2001

     Net Sales: Net sales for the nine months ended September 30, 2002 decreased $25.7 million, or 18.6%, to $112.4 million from $138.1 million for the corresponding period in 2001. The Engineering Services Segment's sales decreased $24.8 million, or 36.3% as compared to the prior year period. For the nine months ended September 30, 2002 the Company had seven projects with sales in excess of $1.0 million, totalling $34.3 million, compared to twelve such projects, totalling $57.6 million for the nine months ended September 30, 2001. The Manufactured Products Segment's sales decreased $0.9 million, or 1.3%, primarily due to decreased sales of centrifugal dryers and industrial capital equipment, partially offset with increased fastener and electronic component sales.

     Gross Profit: Gross profit for the nine months ended September 30, 2002 decreased $6.6 million to $23.0 million from $29.6 million for the corresponding period in 2001. As a percentage of net sales the gross profit decreased to 20.5% for the nine months ended September 30, 2002 from 21.4% for the nine months ended September 30, 2001. Within the Engineering Services Segment the gross profit of $4.0 million was $5.2 million or 56.1% lower than the gross profit of $9.2 million for the corresponding period in 2001. The lower gross profit resulted from the lower sales level, a reduction of margins on larger jobs due to higher than anticipated labor and equipment costs in the nine months ended September 30, 2002 as well as higher margins realized upon the completion of Engineering Services Segment projects within the nine months ended September 30, 2001. Within the Manufactured Products Segment the gross profit of $19.0 million decreased $1.4 million or 6.8% from $20.4 million for the corresponding period in 2001 due to the lower sales level and costs incurred towards the start-up of a plating facility. As a percentage of sales the Manufactured Products Segment's gross profit decreased to 27.6% from 29.2%.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the nine months ended September 30, 2002 of $18.3 million represented a decrease of $0.1 million, or 0.7%, from $18.4 million for the corresponding period in 2001. This was primarily due to lower employee related costs, partially offset with the reversal of a provision on a note receivable that was collected in full in 2001 within the Engineering Services Segment.

     Amortization Expense: Beginning January 1, 2002 the Company discontinued the amortization of goodwill in accordance with the provisions of Statement of Accounting Standards No. 142 - Goodwill and Other Intangible Assets. Goodwill amortization was $0.8 million for the nine months ended September 30, 2001.

     Interest Income: Interest income of the Company of $0.3 million for the nine months ended September 30, 2002 decreased $0.3 million or 44.6% from $0.6 million for the corresponding period in 2001. The decrease was due to interest earned on a note receivable within the Engineering Services Segment during 2001.

     Interest Expense: Interest expense of the Company for the nine months ended September 30, 2002 of $7.1 million was $0.1 million lower than the interest expense of $7.2 million for the corresponding period in 2001. This decrease was due to decreased interest rates, partially offset with an increased debt level.

     (Benefit) Provision for Income Taxes: Benefit for income taxes of the Company for the nine months ended September 30, 2002 of $0.7 million was $2.3 million lower than the provision for income taxes of $1.6 million for the nine months ended September 30, 2001 due to the loss before taxes for the nine month period ended September 30, 2002.

     Net (Loss) Income: The net loss for the Company for the nine months ended September 30, 2002 of $1.3 million compared to net income of $2.1 million for the nine months ended September 30, 2001 for the reasons discussed above. Net loss as a percentage of net sales was 1.1% for the nine months ended September 30, 2002 compared to net income as a percentage of sales of 1.5% for the corresponding nine month period in 2001.

Liquidity and Capital Resources

     Net cash used by operating activities for the nine months ended September 30, 2002 of $3.6 million was used to decrease accounts payable and accrued expenses and to increase prepaid expenses and other assets. These uses were partially offset with cash generated from the net loss adjusted for non-cash charges and decreased accounts receivable. Included in non-cash charges for the nine months ended September 30, 2002 was depreciation of $2.9 million and other non-cash charges of $0.3 million, partially offset with pension overfunding income of $1.1 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

     Cash used in investing activities for the nine months ended September 30, 2002 of $3.2 million consisted of $2.6 million used for the construction of a plating facility and $0.7 million for the Company's regular practice of upgrading and maintaining its equipment base and facilities, partially offset with $0.1 million of proceeds from the sale of equipment.

     Cash provided by financing activities for the nine months ended September 30, 2002 of $6.8 million consisted of the borrowing of $8.2 million of long-term debt drawn on the Company's revolver loan and borrowings of $1.1 million on the construction loan for the plating facility, partially offset by repayment of long-term debt of $2.5 million.

     The Company's liquidity requirements, both long-term and short-term, are primarily for debt service, working capital needs and capital expenditures. The recent decline in the cash flow generated by the Company's business during the nine months ended September 30, 2002 has resulted in the Company's liquidity being constrained. The Company anticipates that with improved operating results, the funds provided from future operations and anticipated borrowing should be sufficient to meet its anticipated debt service requirements, working capital needs and capital expenditures. However, there can be no assurance as to the foregoing, and it is uncertain whether the Company's operating results will improve. The failure of the Company's future operations to generate improved cash flow would require the Company to pursue other sources of liquidity in order to meet it liquidity needs. There can be no assurance that any such sources would be available if required.

     The Company has entered into a Waiver and Fourth Amendment to Credit Agreement with its senior lenders, the purpose of which was, among other things, to waive non-compliance with certain financial covenants for the period ending September 30, 2002, and to revise certain financial covenants in its Senior Credit Facility. This waiver expires on January 31, 2003, at which time the Company will need to be in compliance with the covenants contained in its Senior Credit Facility, or obtain another waiver or amendment. The Company continues to work with its senior lenders to address the Company's liquidity requirements.

Backlog

     The Company's backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at September 30, 2002 was $35.1 million. Approximately $11.8 million relates to the Manufactured Products Segment, with the remainder of $23.3 million relating to the Engineering Services Segment. A substantial majority of current backlog is expected to be realized in the next twelve months.

Safe Harbor

     Certain statements herein constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Act of 1934; including statements regarding the Company's ability to meet its liquidity requirements, and the Company's expected realization of current backlog. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Further, statements herein regarding the Company's performance in future periods are subject to risks relating to deterioration of relationships with, or the loss of, material customers or suppliers, possible product liability claims, decreases in demand for the Company's products and services, adverse changes in general market and industry conditions and any resulting inability to comply with the financial covenants imposed by the Company's senior credit facility. Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company continues to use its reputation in the United States to expand into international markets. In the nine months ended September 30, 2002 approximately 13% of the Company's net sales were attributable to services provided or products sold for use outside the United States, primarily to Puerto Rico, Australia and Venezuela. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company's historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company's strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company's foreign operations, or expansion thereof, would not have a material adverse effect on the Company's business, financial condition, results of operations and debt service capability.

ITEM 4. CONTROLS AND PROCEDURES

Elgin National Industries, Inc. management, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evalution.

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



                                 Elgin National Industries, Inc.


                                 By        /s/ Wayne J. Conner
                                    -----------------------------------
                                 Name:         Wayne J. Conner
                                 Title: Vice President, Treasurer, and Chief
                                        Financial Officer
                                          (Duly Authorized Officer and Principal
                                                     Financial Officer)

Dated: November 12, 2002

            Certification:


I, Wayne J. Conner, certify that:

    1. I have reviewed this quarterly report on Form 10-Q of Elgin National Industries, Inc.;

    2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002

                                             /s/ Wayne J. Conner
                                             -----------------------------------

                                                  Chief Financial Officer

             Certification:

I, Fred C. Schulte, certify that:

    7. I have reviewed this quarterly report on Form 10-Q of Elgin National Industries, Inc.;

    8. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

    9. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

    10. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

          a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

          b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

          c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

    11. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

          a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

          b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

    12. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.



Date: November 12, 2002

                                             /s/ Fred C. Schulte
                                             -----------------------------------

                                                      Chief Executive Officer

                                  EXHIBIT INDEX

 Exhibit                                                                                                 Footnote
 -------                                                                                                 --------
 Number  Document Description                                                                           Reference
 ------  --------------------                                                                           ---------
  3.1    Certificate of Incorporation of Elgin National Industries, Inc.                                      (3)

  3.2    Bylaws of Elgin National Industries, Inc.                                                            (3)

  4.1    Indenture dated November 5, 1997, between Elgin National Industries, Inc., subsidiaries and
         Norwest Bank Minnesota, as Trustee.                                                                  (2)

  4.2    Form of 11% Senior Note due 2007 (included in Exhibit 4.1).                                          (2)

  4.3    Registration Rights Agreement dated November 5, 1997, by and among Elgin National
         Industries, Inc., certain of its subsidiaries, and BancAmerica Robertson Stephens and CIBC
         Wood Gundy Securities Corp.                                                                          (3)

  4.4    Form of Subsidiary Guaranty (included in Exhibit 4.1).                                               (2)

 10.1    Credit Agreement dated as of September 24, 1993, as Amended and Restated as of November 5,
         1997, by and among Elgin National Industries, Inc., various financial institutions, and
         Bank of America National Trust and Savings Association, individually and as agent.                   (2)

 10.2    Employment and Non-Competition Agreement dated as of November 5, 1997, between
         Elgin National Industries, Inc. and Fred C. Schulte.*                                                (2)

 10.3    Employment and Non-Competition Agreement dated as of November 5, 1997, between
         Elgin National Industries, Inc. and Charles D. Hall.*                                                (2)

 10.4    Employment and Non-Competition Agreement dated as of November 5, 1997, between
         Elgin National Industries, Inc. and Wayne J. Conner.*                                                (2)

 10.5    The Elgin National Industries, Inc. Supplemental Retirement Plan dated as of 1995, and
         effective January 1, 1995.*                                                                          (3)

 10.6    Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18,
         2001, by and among Elgin National Industries, Inc., various financial institutions, and
         PNC Bank, National Association, individually and as agent.                                           (4)

 10.7    First Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated
         as of January 18, 2001, and further amended as of March 1, 2001 by and among Elgin  National
         Industries, Inc., various financial institutions, and PNC Bank, National Association,                (4)
         individually and as agent.

 10.8    Second Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated
         as of January 18, 2001, and further amended as of June 28, 2001 by and among Elgin National
         Industries, Inc., various financial institutions, and PNC Bank, National Association,                (4)
         individually and as agent.

 10.9    Third Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated
         as of January 18, 2001, and further amended as of March 31, 2002 by and among Elgin National
         Industries, Inc., various financial institutions, and PNC Bank, National Association,                (5)
         individually and as agent.

 10.10   Waiver and Fourth Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of Septmber 30, 2002 by and among
         Elgin National Industries, Inc., various financial institutions, and PNC Bank, National              (1)
         Association, individually and as agent.


     (1) Filed within

     (2) Incorporated by reference to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on December 30, 1997.

     (3) Incorporated by reference to Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.

     (4) Incorporated by reference to Form 10-Q of the Company (File No. 001-03771) filed with the Commission on August 10, 2001.

     (5) Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on May 15, 2002

            a.  Management contract or compensatory plan or arrangement.