Form 10-K
period 2002-12-31
ELGIN NATIONAL INDUSTRIES INC
filed 2003-03-27
CIK 32346

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

                  For the fiscal year ended December 31, 2002

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

   Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SS 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

   Indicate by check mark whether the registrant is an accelerated filer (as
defined in Rule 12b-2 of the Act)  [_] Yes    [X] No

   As of March 27, 2003, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock. As of June 28, 2002, the aggregate market value of the voting stock held by non-affiliates of the registrant is $0 because all voting stock is held by an affiliate of the registrant.

================================================================================

                        ELGIN NATIONAL INDUSTRIES, INC.

                               TABLE OF CONTENTS

                                                             Page
              Item                                          Number
              ---- -                                        ------
                                   PART I

               1.  BUSINESS................................    1

               2.  PROPERTIES..............................    4

               3.  LEGAL PROCEEDINGS.......................    4

               4.  SUBMISSION OF MATTERS TO A VOTE OF
                     SECURITY HOLDERS......................    5

                                   PART II

               5.  MARKET FOR THE REGISTRANT'S COMMON
                     EQUITY AND RELATED STOCKHOLDER MATTERS    5

               6.  SELECTED FINANCIAL DATA.................    5

               7.  MANAGEMENT'S DISCUSSION AND ANALYSIS OF
                   FINANCIAL CONDITION AND RESULTS OF
                   OPERATIONS..............................    7

               7A. MARKET RISK.............................   13

               8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY
                     DATA..................................   14

               9.  CHANGES IN AND DISAGREEMENTS WITH
                   ACCOUNTANTS ON ACCOUNTING AND FINANCIAL
                   DISCLOSURE..............................   35

                                  PART III

              10.  DIRECTORS AND EXECUTIVE OFFICERS OF THE
                     REGISTRANT............................   36

              11.  EXECUTIVE COMPENSATION..................   37

              12.  SECURITY OWNERSHIP OF CERTAIN
                   BENEFICIAL OWNERS AND MANAGEMENT........   39

              13.  CERTAIN RELATIONSHIPS AND RELATED
                     TRANSACTIONS..........................   40

                                   PART IV

              14.  CONTROLS AND PROCEDURES.................   41

              15.  EXHIBITS, FINANCIAL STATEMENT
                     SCHEDULES, AND REPORTS ON FORM 8-K....   41

                                    PART I

ITEM 1.  BUSINESS

Overview

   Elgin National Industries, Inc., incorporated in 1962, was a publicly traded company listed on the NYSE until it was taken private in 1988 through the leveraged acquisition of stock of Elgin National Industries, Inc. by The Jupiter Corporation ("Jupiter"), a private diversified holding company. In September 1993, an investor group led by institutional investors and Senior Management (consisting of Fred C. Schulte, Charles D. Hall and Wayne J. Conner) formed ENI Holding Corp. ("ENI"), and ENI acquired the capital stock of Elgin National Industries, Inc. from Jupiter in a leveraged buyout. Through the years Elgin National Industries, Inc. has had strategic acquisitions and divestitures assisting the company in reducing leverage and, Management believes, focusing on strengthening its businesses. In 2001 Elgin National Industries, Inc. acquired Leland Powell Fasteners, Inc.,("Leland"), a manufacturer of specialty fasteners located in Martin, Tennessee to further strengthen its Manufactured Products Segment.

   On November 5, 1997, ENI and Elgin National Industries, Inc. completed a recapitalization intended to retire certain existing indebtedness, redeem the equity interests of outside institutional investors, merge Elgin National Industries, Inc. into ENI and vest (directly or indirectly) in Senior Management ownership of all of the issued and outstanding capital stock of the surviving entity. The components of the recapitalization were (i) the offering of $85,000,000 11% Senior Notes due 2007 (the "Offering"), (ii) ENI using part of the proceeds of the Offering to repurchase all of the common stock, preferred stock and common stock warrants of ENI not owned by Senior Management; (iii) Elgin National Industries, Inc. using part of the proceeds of the Offering to retire all senior subordinated indebtedness, including the payment of prepayment fees; (iv) Elgin National Industries, Inc. merging into ENI, with ENI remaining as the surviving entity; (v) following such merger, ENI changing its name to Elgin National Industries, Inc. (items (iv) and (v) resulting in the entity referred to herein as the "Company" or "Elgin"); and
(vi) the Company and certain of its subsidiaries entering into an amended senior credit facility (the "Senior Credit Facility") (the matters described at items (i) through (vi) above being the "Recapitalization Transactions."

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

   The Manufactured Products Segment is comprised of Ohio Rod Products Company ("Ohio Rod"), Tabor Machine Company ("Tabor"), Norris Screen and Manufacturing Inc. ("Norris"), Centrifugal and Mechanical Industries ("CMI"), Centrifugal Services, Inc. ("CSI"), Mining Controls, Inc. ("Mining Controls"), Chandler Products ("Chandler"), Clinch River Corporation ("Clinch") Vanco International, Inc. ("Vanco"), Leland Powell Fasteners, Inc. ("Leland") and Best Metal Finishing Inc. ("Best Metal"). The Engineering Services Segment is comprised of Roberts & Schaefer Company ("R&S") and Transervice, Inc., and Soros Associates, Inc. ("Soros").

  Manufactured Products Segment

   The Manufactured Products Segment, through its eleven business units, manufactures and markets products used primarily in the industrial equipment, durable goods, mining, mineral processing and electric utility industries. The businesses within the Manufactured Products Segment consist of original equipment manufacturers ("OEM"), suppliers of after-market parts and services and manufacturers of components used by original equipment manufacturers. These businesses have supplied their customers with quality products and services for an average of over 40 years. The Manufactured Products Segment has a broad and diverse customer base, with no single customer accounting for more than 10% of the Segment's sales in 2002.

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

   Net sales for the Manufactured Products Segment for the year ended December 31, 2002, were $93.6 million. Products are sold through in-house sales personnel, as well as independent sales representatives, supported by engineer and technical services support personnel.

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

  Engineering Services Segment

   The Engineering Services Segment provides design, engineering, procurement and construction management services principally to the mining, mineral processing, electric utility and rail and marine transportation industries. Depending upon the needs of the client, these services are provided on either an unbundled (i.e. task-specific) basis or a full project turnkey basis. Historically, the Engineering Services Segment provided its services primarily to the United States coal mining industry. The Engineering Services Segment continues to diversify into markets, which include electric utility, aggregates, industrial minerals, base metals and precious metals. Today, the Engineering Services Segment has a broad, well-balanced customer base within these industries and derived approximately 80% of its net sales from customers outside the coal-mining industry during 2002. Net sales for the Engineering Services Segment for the year ended December 31, 2002 were $55.4 million.

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

   Typical mineral processing facilities designed and built by the Engineering Services Segment include coal preparation plants, gold processing plants, copper processing plants and aggregate and crushed rock processing plants. The Engineering Services Segment also has a special expertise in offshore terminals, involving bulk loading and unloading at open sea. The Engineering Services Segment also designs bulk materials handling systems for coal-fired electric power plants and for handling multiple commodities at rail terminals, storage facilities, marine terminals and ports. These systems consist of loading and unloading equipment to remove the material from or place it into the transportation vehicle (trucks, trains, ships or barges) and multiple conveying systems to move material to or from stockpiles.

   The Engineering Services Segment provides its services, ranging from engineering only services to turnkey project completion, primarily to the mining, mineral processing, electric utility and rail and marine transportation industries, with a diversified customer base including a number of leading domestic and international mining companies, electric utility companies and transportation companies. Engineering only services range in size from under $10,000 to several hundred thousand dollars. The Engineering Services Segment's turnkey services include full project responsibility for the design and construction of mineral processing and bulk material handling facilities. The Engineering Services Segment focuses on turnkey projects of less than $25 million, with most such projects significantly smaller. Total backlog for the Engineering Services Segment at December 31, 2002 was $17.9 million.

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

   The Engineering Services Segment has a broad and diversified customer base, having executed projects in the electric utility, aggregates, industrial minerals and base metal industries. The Engineering Services Segment has also been successful in further diversifying their markets to include international work. During 2002, approximately 29% of the net sales of the Engineering Services Segment were from international projects.

   The Engineering Services Segment markets its services through internal marketing and sales groups principally located in Chicago, Salt Lake City and Brisbane, Australia. Their management and engineering staff participate in the process to adequately price and successfully bid on projects. The Engineering Services Segment also secures projects through partnering or joint bidding arrangements with larger engineering and construction firms or architectural engineers, particularly in the case of international projects. In such arrangements, the Engineering Services Segment will assume specific responsibility for a particular component of a larger project.

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

Employees

   As of December 31, 2002, the Company had approximately 690 employees. Approximately 12 employees of the Company at CMI's St. Louis, Missouri facility are represented by District 8 of the International Association of Machinists and Aerospace Workers ("IAM") and are covered by a contract between CMI and the

IAM effective from March 1, 1998 through March 31, 2003. CMI and IAM signed a new contract that will be effect from April 1, 2003 through March 31, 2006. Approximately eight employees of TranService, Inc., a wholly owned subsidiary of the Company, are represented by the United Mine Workers of America ("UMWA") and are covered by the National Bituminous Coal Wage Agreement expiring on December 31, 2006. The Company believes that its relations with its employees are generally good.

ITEM 2.  PROPERTIES

   The Company and its businesses conduct operations from the following primary facilities:

                                                                Approximate
                                             Principal   Owned/   Square
     Business               Location         Function    Leased   Footage
     --------          ------------------- ------------- ------ -----------
     Elgin             Downers Grove, IL   Headquarters  Leased    6,470
     Ohio Rod          Versailles, IN      Manufacturing  Owned   93,350
     Chandler Products Euclid, OH          Manufacturing  Owned   88,000
     Mining Controls   Beckley, WV         Manufacturing  Owned   44,925
     CMI               St. Louis, MO       Manufacturing  Owned   63,295
     CSI               Raleigh, IL         Manufacturing  Owned   16,166
                                                         Leased   18,245
     Tabor             Bluefield, WV       Manufacturing  Owned   44,000
     Norris            Princeton, WV       Manufacturing  Owned   12,700
     Clinch River      Cedar Bluff, VA     Manufacturing  Owned   56,300
     Vanco             Batavia, IL         Distribution  Leased   30,890
     R & S             Chicago, IL &       Office        Leased   16,200
                       Salt Lake City, UT  Office        Leased   25,267
     R & S Australia   Brisbane, Australia Office        Leased    1,400
     Soros             Chicago, IL         Office        Leased    5,800
     Leland            Martin, Tenn        Manufacturing  Owned   92,000

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

   The ability of the Company to pay dividends is governed by restrictive covenants contained in the indenture governing its publicly-held debt as well as restrictive covenants contained in the Company's Senior Credit Facility. As a result of these restrictive covenants, the Company was limited in the amount of dividends it was allowed to pay on December 31, 2002. The Company did not pay any dividends in the years ended December 31, 2002, 2001 and 2000.

ITEM 6.  SELECTED FINANCIAL DATA

   The following table presents selected historical financial information of the Company, as of the dates and for the periods indicated. The historical financial data as of December 31, 1998, 1999, 2000, 2001 and 2002 was derived from the audited consolidated financial statements of the Company. The selected financial information should be read in conjunction with "Management's Discussion and Analysis of Financial Condition and Results of Operations" and the Company's audited consolidated financial statements and notes thereto.

                            Selected Financial Data

                                                                                   Fiscal Year Ended December 31,
                                                                          ------------------------------------------------
                                                                            1998      1999      2000      2001      2002
                                                                          --------  --------  --------  --------  --------
                                                                                       (dollars in thousands)
Statement of Operations Data:
Net sales................................................................ $156,054  $150,307  $163,370  $191,551  $149,000
Cost of sales............................................................  118,390   110,917   124,378   149,988   116,730
                                                                          --------  --------  --------  --------  --------
   Gross profit..........................................................   37,664    39,390    38,992    41,563    32,270
Selling, general and administrative expenses.............................   22,485    25,507    24,419    24,850    27,007
Goodwill amortization....................................................    1,743       386       419     1,088
                                                                          --------  --------  --------  --------  --------
   Operating income......................................................   13,436    13,497    14,154    15,625     5,263
Other expenses:
   Interest expense, net.................................................    8,190     7,844     7,676     8,810     8,747
                                                                          --------  --------  --------  --------  --------
Income (loss) before income taxes........................................    5,246     5,653     6,478     6,815    (3,484)
Provision (benefit) for income taxes.....................................    2,141     2,519     2,605     3,309    (1,501)
                                                                          --------  --------  --------  --------  --------
Income (loss) before extraordinary items.................................    3,105     3,134     3,873     3,506    (1,983)
Extraordinary gain on early extinguishment of debt, net of income tax (a)                380
                                                                          --------  --------  --------  --------  --------
Net income (loss)........................................................ $  3,105  $  3,514  $  3,873  $  3,506  $ (1,983)
                                                                          ========  ========  ========  ========  ========
Other Financial Data:
Gross margin %...........................................................     24.2%     26.2%     23.9%     21.7%     21.7%
Depreciation and amortization............................................ $  4,417  $  3,149  $  3,182  $  4,604  $  3,707
Capital expenditures.....................................................    4,215     2,600     4,337     4,440     3,572
Net cash provided by (used in) operating activities......................    5,388     7,602    10,674     5,619    (2,598)
Net cash provided by (used in) investing activities......................   (3,939)   (8,506)   (6,395)  (24,780)   (3,497)
Net cash provided by (used in) financing activities......................     (805)   (3,376)   (6,959)   16,140     6,095
Operating Unit Data:
Net Sales:...............................................................
   Manufactured Products Segment......................................... $ 82,097  $ 77,312  $ 80,036  $ 99,080  $ 93,562
   Engineering Services Segment..........................................   73,957    72,995    83,334    92,471    55,438
                                                                          --------  --------  --------  --------  --------
      Total Net Sales.................................................... $156,054  $150,307  $163,370  $191,551  $149,000
                                                                          ========  ========  ========  ========  ========
Balance Sheet Data:
Cash and cash equivalents................................................ $  9,981  $  5,701  $  3,021  $         $
Working capital less cash and cash equivalents...........................   15,834     7,140    10,219    12,381    18,150
Property, plant and equipment, net.......................................   15,344    15,754    17,935    22,070    22,441
Total assets.............................................................  103,710   106,704   112,464   137,746   124,617
Total debt...............................................................   85,439    81,059    74,100    91,234    97,329
Redeemable preferred stock and redeemable preferred stock units..........   14,152    15,080    16,006    16,933    17,860
Stockholder's deficit....................................................  (29,400)  (26,532)  (23,305)  (20,445)  (23,074)

--------
(a)In 1999 the gain on early extinguishment of debt resulted from the repurchase of the Company's senior notes net of amortization of related finance costs.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

   Elgin owns and operates a diversified group of middle-market industrial manufacturing and engineering services businesses. The Company focuses on operating businesses with leading positions in niche markets, consistent profitability, diverse customer bases, efficient production capabilities and broad product lines serving stable industries. The Company is comprised of thirteen business units that are organized into two operating segments. Through its Manufactured Products Segment, Elgin is a leading manufacturer and supplier of custom-designed, highly engineered products used by a wide variety of customers in the industrial equipment, durable goods, mining, mineral processing and electric utility industries. Through its Engineering Services Segment, Elgin provides design, engineering, procurement and construction management services for mineral processing and bulk materials handling systems used in the mining, mineral processing, electric utility and the rail and marine transportation industries.

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

                             Company Consolidated
                             (dollars in millions)

                                             For the Fiscal Year Ended December 31,
                                           -----------------------------------------
                                               2000          2001           2002
                                           ------------  ------------  -------------
Net sales................................. $163.4 100.0% $191.5 100.0% $149.0  100.0%
Cost of sales.............................  124.4  76.1   150.0  78.3   116.7   78.3
Gross profit..............................   39.0  23.9    41.5  21.7    32.3   21.7
Selling, general & administrative expenses   24.4  14.9    24.8  12.9    27.0   18.1
Goodwill amortization.....................    0.4   0.3     1.1   0.6
Operating income..........................   14.2   8.7    15.6   8.2     5.3    3.6
Interest expense, net.....................    7.7   4.7     8.8   4.6     8.8    5.9
Income (loss) before income taxes.........    6.5   4.0     6.8   3.6    (3.5)  (2.3)
Provision (benefit) for income taxes......    2.6   1.6     3.3   1.7    (1.5)  (1.0)
Net income (loss).........................    3.9   2.4     3.5   1.9    (2.0)  (1.3)

                         Manufactured Products Segment
                             (dollars in millions)


                            For the Fiscal Year Ended December 31,
                            -------------------------------------
                                2000         2001         2002
                            -----------  -----------  -----------
              Net sales.... $80.0 100.0% $99.1 100.0% $93.6 100.0%
              Cost of sales  52.4  65.5   69.2  69.8   67.1  71.7
              Gross profit.  27.6  34.5   29.9  30.2   26.5  28.3

                         Engineering Services Segment
                             (dollars in millions)

                            For the Fiscal Year Ended December 31,
                            -------------------------------------
                                2000         2001         2002
                            -----------  -----------  -----------
              Net sales.... $83.4 100.0% $92.4 100.0% $55.4 100.0%
              Cost of sales  72.0  86.3   80.8  87.4   49.6  89.6
              Gross profit.  11.4  13.7   11.6  12.6    5.8  10.4

  Year Ended December 31, 2002 Compared to Year Ended December 31, 2001

   Net Sales: Net sales for the Manufactured Products Segment for the year ended December 31, 2002 decreased $5.5 million, or 5.6%, to $93.6 million from $99.1 million for the corresponding period in 2001. The decreased sales level was due to decreased sales of centrifugal dryers and industrial capital equipment, partially offset with increased fastener sales and sales of electronic components.

   Net sales for the Engineering Services Segment for the year ended December 31, 2002 decreased $37.0 million, or 40.0%, to $55.4 million from $92.4 million for the corresponding period in 2001 due primarily to decreased sales of larger engineering jobs with sales greater than $1.0 million. In 2002 the Engineering Services Segment had $43.2 million in sales from seven larger jobs compared to $81.1 million from fifteen jobs in 2001.

   Cost of Sales: Cost of sales for the Manufactured Products Segment for the year ended December 31, 2002 decreased $2.1 million, or 3.0%, to $67.1 million from $69.2 million for the corresponding period in 2001 due to the decreased sales level. The Manufactured Products Segment's cost of sales as a percentage of net sales increased to 71.7% for the year ended December 31, 2002 from 69.8% for the corresponding period in 2001 due to lower margins earned on centrifugal dryer sales and steel fabrication work, along with costs associated with the start-up of Best Metal Finishing, a plating facility which will begin operations during the second quarter of 2003.

   Cost of sales for the Engineering Services Segment for the year ended December 31, 2002 decreased $31.2 million, or 38.5%, to $49.6 million from $80.8 million for the corresponding period in 2001 due to the lower sales level, partially offset with a reduction of margin on two larger projects. As a percentage of net sales, the Engineering Services Segment's cost of sales increased to 89.6% for the year ended December 31, 2002 from 87.4% for the corresponding period in 2001.

   Gross Profit: Gross profit for the Manufactured Products Segment for the year ended December 31, 2002 decreased $3.4 million, or 11.4%, to $26.5 million from $29.9 million for the corresponding period in 2001 due to the decreased sales level. The Manufactured Products Segment's gross profit as a percentage of net sales decreased to 28.3% for the year ended December 31, 2002 from 30.2% for the corresponding period in 2001 due to the lower margins earned on centrifugal dryer sales and steel fabrication work, along with costs associated with the start-up of Best Metal Finishing.

   Gross profit of the Engineering Services Segment for the year ended December 31, 2002 decreased $5.8 million, or 50.5%, to $5.8 million from $11.6 million for the corresponding period in 2001 due to the lower sales level in the year ended December 31, 2002. As a percentage of net sales, the Engineering Services Segment's gross profit decreased to 10.4% for the year ended December 31, 2002 from 12.6% for the corresponding period in 2001 due to a reduction of margin on two larger projects.

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company of $27.0 million for the year ended December 31, 2002 represented an increase of $2.2 million in comparison to $24.8 million for the corresponding period in 2001 primarily due to non-cash pension expense of $1.1 million incurred in 2002 compared to non-cash pension income of $1.7 million in 2001.

   Goodwill Amortization: Beginning January 1, 2002 the Company discontinued the amortization of goodwill in accordance with the provisions of Statement of Accounting Standards No. 142--Goodwill and Other Intangible Assets. Goodwill amortization was $1.1 million for the year ended December 31, 2001.

   Operating Income: Operating income of the Company for the year ended December 31, 2002 of $5.3 million was $10.3 million lower than the operating income of $15.6 million for the corresponding period in 2001 for the reasons discussed above. Operating income as a percentage of net sales decreased to 3.6% for the year ended December 31, 2002 from 8.2% for the corresponding period in 2001.

   Interest Income: Interest income of the Company for the year ended December 31, 2002 of $0.7 million approximated interest income for the year ended December 31, 2001.

   Interest Expense: Interest expense of the Company for the year ended December 31, 2002 of $9.5 million approximated interest expense for the year ended December 31, 2001.

   (Loss) Income Before Income Taxes: The Company incurred a loss before income taxes of $3.5 million for the year ended December 31, 2002, compared to income before income taxes of $6.8 million for the year ended December 31, 2001, for the reasons discussed above. Loss before income taxes, as a percentage of net sales was 2.3% for the year ended December 31, 2002 compared to income before income taxes of 3.6% for the year ended 2001.

   (Benefit) Provision for Income Taxes: Benefit for income taxes for the year ended December 31, 2002 was $1.5 million, compared to a provision of $3.3 million for the year ended December 31, 2001. The Company's effective tax rate decreased to 43% in 2002 from 49% in 2001 primarily due to an adjustment to deferred income taxes in 2001.

   Net (Loss) Income: The Company had a net loss of $2.0 million for the year ended December 31, 2002, compared to net income of $3.5 million for the year ended December 31, 2001. This decrease of $5.5 million was due to the reasons discussed above. Net loss as a percentage of net sales was 1.3% for the year ended December 31, 2002 compared to net income as a percentage of sales of 1.8% for the corresponding year ended 2001.

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

   Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company of $24.8 million for the year ended December 31, 2001 represented an increase of $0.4 million in comparison to $24.4 million for the corresponding period in 2000 primarily due to the inclusion of Leland's expenses, acquired in January 2001, higher amortization of financing costs due the amending the Company's Senior Credit Facility and higher employee related costs at Corporate, offset with a reversal of a bad debt provision on a note that was paid in full and the recovery of legal costs upon the settlement of a lawsuit within the Engineering Services Segment.

   Goodwill Amortization: Goodwill amortization of $1.1 million for the year ended December 31, 2001 increased $0.7 million from $0.4 million for the year ended December 31, 2000. The increased amortization expense was due to higher goodwill amortization due to the acquisitions of Precision, acquired in October 2000 and Leland, acquired in January 2001.

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

   Income from Before Income Taxes: Income before income taxes for the year ended December 31, 2001 increased $0.3 million, or 5.2%, to $6.8 million from $6.5 million for the corresponding period in 2000 for the reasons discussed above. Income before income taxes, as a percentage of net sales was 3.6% for the year ended December 31, 2001 compared to 4.0% for the year ended 2000.

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

Liquidity and Capital Resources

   Net cash used in operating activities for the year ended December 31, 2002 of $2.6 million was used to decrease accounts payable and accrued expenses and to increase prepaid expenses and other assets. These uses were partially offset with cash generated from the net loss adjusted for non-cash charges and decreased accounts receivable and inventories. Cash flows from operations for any specific period are often materially affected by the timing and amounts of payments on contracts of the Engineering Services Segment, and the timing of payments by such Segment for products and services.

   Cash used in investing activities for the year ended December 31, 2002 of $3.5 million consisted of $3.6 million for capital expenditures including $2.8 million relating to the construction of the facilities and capital equipment to be used at Best Metal Finishing and $0.8 million in accordance with the Company's regular practice of upgrading and maintaining its equipment base and facilities, partially offset with $0.1 million of proceeds from the sale of equipment.

   Cash provided by financing activities for 2002 was $6.1 million which included borrowings of $8.3 million on the revolver and $1.1 million on a loan for the construction of Best Metal Finishing. Best Metal Finishing is scheduled to begin operations during the second quarter of 2003. Offsetting these borrowings was cash used for the repayment of debt of $3.3 million.

   The Company's liquidity requirements, both long term (over one year) and short term, are primarily for debt service, working capital needs and capital expenditures. The recent decline in the cash flow generated by the Company's business during the year ended December 31, 2002 has resulted in the Company's liquidity being constrained at year-end. The Company anticipates that with improved operating results, funds provided from future operations and funds available under the new Senior Credit Facility should be sufficient to meet its anticipated debt service requirements, working capital needs and capital expenditures.

   The Company has the following contractual cash obligations outstanding as of December 31, 2002:

Contractual Cash Obligations

                                                 Payments Due by Period
                                       ------------------------------------------
                                                Less than   1-3     4-5   After 5
                                        Total    1 Year    Years   Years   Years
                                       -------- --------- ------- ------- -------
                                                 (dollars in thousands)
Long Term Debt........................ $ 97,329  $2,984   $19,312 $74,025 $1,008
Operating Leases......................    5,188   1,785     2,739     584     80
                                       --------  ------   ------- ------- ------
   Total Contractual Cash Obligations. $102,517  $4,769   $22,051 $74,609 $1,088
                                       ========  ======   ======= ======= ======

   On February 10, 2003, the Company and its subsidiaries entered into a new Loan and Security Agreement to increase its borrowing capacity. Proceeds from the new Senior Credit Facility were used to repay and retire all amounts outstanding under the then existing Senior Credit Facility. The new Senior Credit Facility includes three term loans, Term Loan A, Term Loan, B and Term Loan C, having original principal amounts of $7,500,000, $2,500,000 and $15,000,000, respectively. The new Senior Credit Facility also includes a revolver loan with a commitment amount of $27,500,000 subject to borrowing base and other restrictions, as well as restrictions under the Company's Indenture. Term Loan A will require monthly principal payments of $0.1 million beginning May 2003. Term Loan B will require monthly principal payments of $0.1 million beginning in May 2003. Term C does not require current principal repayments. The Company's assets are pledged under the terms of the new Senior Credit Facility.

   Upon entering into the new Loan and Security Agreement, based upon the new term loan agreements, contractual obligations after February 10, 2003 will be as follows:

Contractual Cash Obligations

                                                Payments Due by Period
                                       -----------------------------------------
                                                Less than  1-3     4-5   After 5
                                        Total    1 Year   Years   Years   Years
                                       -------- --------- ------ ------- -------
                                                 (dollars in thousands
Long Term Debt........................ $100,179  $1,405   $3,616 $91,425 $3,733
Operating Leases......................    5,188   1,785    2,739     584     80
                                       --------  ------   ------ ------- ------
   Total Contractual Cash Obligations. $105,367  $3,190   $6,355 $92,009 $3,813
                                       ========  ======   ====== ======= ======

Backlog

   The Company's backlog consists of that portion of contracts for the Engineering Services Segment that have been awarded but not performed and also includes open orders for the Manufactured Products Segment. Backlog at December 31, 2002 was $28.7 million. Approximately $10.8 million relates to the Manufactured Products Segment, with the remaining amount of $17.9 million relating to the Engineering Services Segment. Within the Engineering Services Segment's backlog at December 31, 2002, $6.5 million relates to two engineering, procurement and construction management projects for the upgrade of coal preparation plants, and $2.3 million relates to a turnkey project for a cement distribution terminal. A majority of the current backlog is expected to be realized within the next twelve months.

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

ITEM 7A.  MARKET RISK

   In 2002, approximately 13% of the Company's net sales were attributable to products sold or services provided outside of the United States. In 2002, the majority of the Company's foreign sales were to companies located in Puerto Rico and Australia. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party in the transactions.

ITEM 8.  FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

 Index to Consolidated Financial Statements of Elgin National Industries, Inc.

                                                                                                    Page
                                                                                                    ----
Report of Independent Auditors--Ernst & Young LLP..................................................  15

Consolidated Balance Sheets as of December 31, 2002 and December 31, 2001..........................  16

Consolidated Statements of Operations for the years ended December 31, 2002, 2001 and 2000.........  17

Consolidated Statements of Changes in Common Stockholder's Deficit for the years ended December 31,
  2002, 2001 and 2000..............................................................................  18

Consolidated Statements of Cash Flows for the years ended December 31, 2002, 2001 and 2000.........  19

Notes to Consolidated Financial Statements.........................................................  20

                        REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder
Elgin National Industries, Inc.

   We have audited the consolidated balance sheets of Elgin National Industries, Inc. and Subsidiary Companies as of December 31, 2002 and 2001, and the related consolidated statements of operations, changes in common stockholder's deficit and cash flows for each of the three years in the period ended December 31, 2002. Our audit also included the financial schedule listed in the index at Item 15b. These financial statements and schedule are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

   In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elgin National Industries, Inc. and Subsidiary Companies as of December 31, 2002 and 2001 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2002, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set therein.

   As discussed in Note 7 to the consolidated financial statements, in the year ended December 31, 2002, the Company changed its method of accounting for goodwill.

                                          ERNST & YOUNG LLP

Chicago, Illinois
February 20, 2003

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                          CONSOLIDATED BALANCE SHEETS

                          December 31, 2002 and 2001
                       (in thousands except share data)

                                      ASSETS                                          2002      2001
                                      ------                                        --------  --------
Current assets:
   Accounts receivable, net........................................................ $ 23,196  $ 37,292
   Inventories, net................................................................   16,711    18,359
   Prepaid expenses and other assets...............................................    2,801       345
   Deferred income taxes...........................................................    3,797     3,542
                                                                                    --------  --------
       Total current assets........................................................   46,505    59,538
Property, plant and equipment, net.................................................   22,441    22,070
Loans receivable from related parties..............................................   10,268     9,521
Other assets.......................................................................   26,408    27,622
Goodwill...........................................................................   18,995    18,995
                                                                                    --------  --------
       Total assets................................................................ $124,617  $137,746
                                                                                    ========  ========

                   LIABILITIES AND COMMON STOCKHOLDER'S DEFICIT
                   --------------------------------------------

Current liabilities:
   Short-term debt................................................................. $         $    134
   Current portion of long-term debt...............................................    2,984     3,050
   Accounts payable................................................................   16,120    32,032
   Accrued expenses................................................................    9,251    11,941
                                                                                    --------  --------
       Total current liabilities...................................................   28,355    47,157
Long-term debt less current portion................................................   94,345    88,050
Other liabilities..................................................................    2,323     2,273
Deferred income taxes..............................................................    4,808     3,778
                                                                                    --------  --------
       Total liabilities...........................................................  129,831   141,258
                                                                                    --------  --------
Redeemable preferred stock units...................................................   14,016    13,288
                                                                                    --------  --------
Redeemable preferred stock.........................................................    3,844     3,645
                                                                                    --------  --------
Common stockholder's deficit:
   Common stock, Class A par value $.01 per share; authorized 23,678 shares; 6,408 shares issued and outstanding as of December 31, 2002 and 2001
   Retained deficit................................................................  (23,074)  (20,445)
                                                                                    --------  --------
       Total common stockholder's deficit..........................................  (23,074)  (20,445)
                                                                                    --------  --------
       Total liabilities and stockholder's deficit................................. $124,617  $137,746
                                                                                    ========  ========


   The accompanying notes are an integral part of the consolidated financial statements.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF OPERATIONS

             For the Years Ended December 31, 2002, 2001 and 2000
                                (in thousands)

                                                  2002      2001      2000
                                                --------  --------  --------
   Net sales................................... $149,000  $191,551  $163,370
   Cost of sales...............................  116,730   149,988   124,378
                                                --------  --------  --------
      Gross profit.............................   32,270    41,563    38,992
   Selling, general and administrative expenses   27,007    24,850    24,419
   Goodwill amortization.......................              1,088       419
                                                --------  --------  --------
      Operating income.........................    5,263    15,625    14,154
   Other expenses (income)
      Interest income..........................     (768)     (741)     (850)
      Interest expense.........................    9,515     9,551     8,526
                                                --------  --------  --------
   (Loss) income before income taxes...........   (3,484)    6,815     6,478
   (Benefit) provision for income taxes........   (1,501)    3,309     2,605
                                                --------  --------  --------
   Net (loss) income........................... $ (1,983) $  3,506  $  3,873
                                                ========  ========  ========



   The accompanying notes are an integral part of the consolidated financial statements.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

      CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER'S DEFICIT

             For the Years Ended December 31, 2002, 2001 and 2000
                       (in thousands except share data)

                                                                                              Total
                                                                         Common Retained  Stockholder's
                                                                         Stock  (Deficit)    Deficit
                                                                         ------ --------- -------------
Balance as of December 31, 1999.........................................  $     $(26,532)   $(26,532)
                                                                          ---   --------    --------
Net income for the year ended December 31, 2000.........................           3,873       3,873
Redeemable preferred stock dividends (19,952 shares at $10.00 per share)            (200)       (200)
Redeemable preferred stock unit dividend equivalent, net of tax of $281.            (446)       (446)
                                                                          ---   --------    --------
Balance as of December 31, 2000.........................................         (23,305)    (23,305)
                                                                          ---   --------    --------
Net income for the year ended December 31, 2001.........................           3,506       3,506
Redeemable preferred stock dividends (19,952 shares at $10.00 per share)            (200)       (200)
Redeemable preferred stock unit dividend equivalent, net of tax of $281.            (446)       (446)
                                                                          ---   --------    --------
Balance as of December 31, 2001.........................................         (20,445)    (20,445)
                                                                          ---   --------    --------
Net loss for the year ended December 31, 2002...........................          (1,983)     (1,983)
Redeemable preferred stock dividends (19,952 shares at $10.00 per share)            (200)       (200)
Redeemable preferred stock unit dividend equivalent, net of tax of $281.            (446)       (446)
                                                                          ---   --------    --------
Balance as of December 31, 2002.........................................  $     $(23,074)   $(23,074)
                                                                          ===   ========    ========


   The accompanying notes are an integral part of the consolidated financial statements.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                     CONSOLIDATED STATEMENTS OF CASH FLOWS

             For the Years Ended December 31, 2002, 2001 and 2000
                                (in thousands)

                                                                              2002        2001      2000
                                                                            --------    --------  -------
Cash flows from operating activities:
   Net (loss) income....................................................... $ (1,983)   $  3,506  $ 3,873
   Adjustments to reconcile net income to net cash provided by operating activities:
       Depreciation........................................................    3,138       2,973    2,407
       Goodwill amortization...............................................                1,088      364
       Amortization of finance costs.......................................      569         543      411
       Provision for deferred income taxes.................................    1,056         352      746
       Provision (Recovery) for doubtful accounts and notes receivable.....      306        (593)     356
       Provision for inventories...........................................      248         392      256
       Expense (income) from pension overfunding...........................    1,076      (1,747)  (1,427)
       (Gain) loss on the disposal of assets...............................      (12)         45       (5)
   Changes in assets and liabilities:
       Accounts receivable.................................................   13,790      (5,248)  (1,644)
       Inventories.........................................................    1,400         109   (1,340)
       Prepaid expenses and other assets...................................   (3,634)      1,696     (987)
       Accounts payable, accrued expenses, and other liabilities...........  (18,552)      2,503    7,664
                                                                            --------    --------  -------
          Net cash (used in) provided by operating activities..............   (2,598)      5,619   10,674
                                                                            --------    --------  -------
Cash flows from investing activities:
   Proceeds from the sale of assets........................................       75          36       20
   Purchase of property, plant and equipment...............................   (3,572)     (4,440)  (4,337)
   Business acquired, net of cash..........................................              (20,376)  (2,078)
                                                                            --------    --------  -------
          Net cash used by investing activities............................   (3,497)    (24,780)  (6,395)
                                                                            --------    --------  -------
Cash flows from financing activities:
   Debt issuance costs.....................................................                 (994)
   Borrowings on short-term debt...........................................                  134
   Borrowings on long-term debt............................................    9,361      19,300      150
   Repayments of long-term debt............................................   (3,266)     (2,300)  (7,109)
                                                                            --------    --------  -------
          Net cash provided by (used in) financing activities..............    6,095      16,140   (6,959)
                                                                            --------    --------  -------
Net decrease in cash.......................................................        0      (3,021)  (2,680)
Cash and cash equivalents at beginning of period...........................        0       3,021    5,701
                                                                            --------    --------  -------
Cash and cash equivalents at end of period................................. $      0    $      0  $ 3,021
                                                                            ========    ========  =======

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

  (b) Estimates

   The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

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

  (d) Accounts Receivable

   Credit evaluations of customers are ongoing and collateral, or other security is generally not required on accounts receivable. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential credit losses. Accounts receivable are charged to the allowance for doubtful accounts when we have determined that the receivable will not be collected. Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer.

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

  (g) Goodwill

   The excess of cost over fair value of the net assets acquired is reflected in the consolidated financial statements as goodwill. Effective January 1, 2002, goodwill is no longer amortized, but is subject to annual impairment tests. If an impairment exists, the amount of such impairment is calculated based on the difference between the carrying value and the estimated fair value of the asset.

  (h) Income Taxes

   Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at December 31, 2002 and 2001 based on tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

  (k) Shipping Costs

   The Company classifies shipping costs incurred to physically move product from the seller's place of business to the buyer's designated location as selling costs. Shipping costs were $751,000, $717,000 and $648,000 for the years ended December 31, 2002, 2001 and 2000 respectively.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

  (l) Reclassification

   Certain amounts in the 2001 and 2000 financial statements have been reclassified to conform to the 2002 presentation.

3.  Accounts Receivable

   Accounts receivable consist of:

                                                                     December 31,
                                                                    ---------------
                                                                     2002    2001
                                                                    ------- -------
                                                                    (in thousands)
Trade accounts..................................................... $11,595 $13,374
                                                                    ------- -------
Construction contracts:
   Billed..........................................................  10,257  17,767
   Costs and estimated earnings in excess of billings on contracts.     392   2,622
   Retainage due upon completion of contracts......................   1,486   3,767
                                                                    ------- -------
                                                                     23,730  37,530
                                                                    ------- -------
Other receivables..................................................     311     445
                                                                    ------- -------
                                                                     24,041  37,975
Less allowance for doubtful accounts...............................     845     683
                                                                    ------- -------
                                                                    $23,196 $37,292
                                                                    ======= =======

   Billings exceeded related costs and gross profit recognized on certain contracts by $5,142,000 and $12,808,000 as of December 31, 2002 and 2001,
respectively. These amounts are classified as current liabilities in the accompanying consolidated balance sheets.

   It is estimated that the majority of the retainage due upon completion of contracts at December 31, 2002 will be collected in 2003.

   A significant portion of the Company's business activity is concentrated within the coal mining industry. Accounts receivable at December 31, 2002 and 2001 from companies within the coal mining industry were $9,084,000 and $21,998,000, respectively.

4.  Inventories

   Inventories consist of:

                                                      December 31,
                                                     ---------------
                                                      2002    2001
                                                     ------- -------
                                                     (in thousands)
            Finished goods.......................... $10,655 $10,990
            Work-in-process.........................   2,007   2,387
            Raw materials...........................   5,569   6,744
                                                     ------- -------
                                                      18,231  20,121
            Less excess and obsolete reserve........   1,520   1,762
                                                     ------- -------
                                                     $16,711 $18,359
                                                     ======= =======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

5.  Property, Plant and Equipment

   Property, plant and equipment, at cost, consist of:

                                                      December 31,
                                                     ---------------
                                                      2002    2001
                                                     ------- -------
                                                     (in thousands)
            Land.................................... $ 2,266 $ 2,260
            Buildings and improvements..............  13,289  12,044
            Machinery and equipment.................  27,726  25,500
                                                     ------- -------
                                                      43,281  39,804
            Less accumulated depreciation...........  20,840  17,734
                                                     ------- -------
                                                     $22,441 $22,070
                                                     ======= =======

   Depreciation expense for the years ended December 31, 2002, 2001 and 2000 was $3,138,000, $2,973,000 and $2,407,000, respectively.

6.  Other Assets

   Other assets consist of:

                                                      December 31,
                                                     ---------------
                                                      2002    2001
                                                     ------- -------
                                                     (in thousands)
            Prepaid pension cost.................... $23,187 $24,263
            Financing costs.........................   2,025   2,594
            Other assets............................   1,196     765
                                                     ------- -------
                                                     $26,408 $27,622
                                                     ======= =======

7.  Goodwill

   In June 2001, the Financial Accounting Standards Board issued Statements of Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill is no longer amortized and is subject to annual impairment tests, or more frequent testing if circumstances indicate that goodwill may be impaired.

   The Company has two reporting segments, Manufactured Products and Engineering Services, goodwill was allocated to these segments as follows:

                                                    December 31, 2002
                                                    -----------------
                                                     (In thousands)
           Engineering Services....................      $   500
           Manufactured Products...................       18,495
                                                         -------
              Total................................      $18,995
                                                         =======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

7.  Goodwill, continued

   The proforma impact of eliminating goodwill amortization on the consolidated statements of operations for the years ended December 31, 2001 and 2000 are as follows:

                                                       2001    2000
                                                      ------  ------
                                                      (in thousands)
             Reported net income..................... $3,506  $3,873
             Goodwill amortization, net of tax.......    650     251
                                                      ------  ------
                Adjusted net income.................. $4,156  $4,124
                                                      ======  ======

   Goodwill increased $13,702,000 in 2001 due to the acquisition of Leland Powell Fasteners, Inc. Amortization expense for goodwill was $1,088,000 and $419,000 for the years ended December 31, 2001 and 2000, respectively.

8.  Accounts Payable and Accrued Expenses

   Accounts payable and accrued expenses consist of:

                                                      December 31,
                                                     ---------------
                                                      2002    2001
                                                     ------- -------
                                                     (in thousands)
            Accounts payable--trade................. $ 7,558 $15,121
            Accounts payable--other.................   3,420   4,103
            Billings on contracts in excess of
              costs and gross profit Recognized.....   5,142  12,808
            Accrued payroll and commissions.........   2,113   4,103
            Other accruals..........................   7,138   7,838
                                                     ------- -------
                                                     $25,371 $43,973
                                                     ======= =======

9.  Income Taxes

   The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset of which their approximate tax effect are as follows:

                                                      December 31,
                                                   -----------------
                                                     2002      2001
                                                   --------  -------
                                                     (in thousands)
          Accounts receivable..................... $    281  $   221
          Inventories.............................      536      653
          Accrued expenses........................    2,070    2,084
          Intangibles.............................      637    1,303
          Redeemable preferred stock units........    5,045    4,673
          State net operating loss carry forward..      910      584
                                                   --------  -------
             Total deferred tax asset.............    9,479    9,518
                                                   --------  -------
          Prepaid pension.........................  (10,115)  (9,370)
          Property plant & equipment..............     (375)    (384)
                                                   --------  -------
             Total deferred tax liability.........  (10,490)  (9,754)
                                                   --------  -------
          Net deferred tax (liability) asset...... $ (1,011) $  (236)
                                                   ========  =======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

9.  Income Taxes, continued


   State net operating loss carry forwards begin to expire in the year ended December 31, 2019.

   The components of the provision (benefit) for income taxes are:

                                  Years Ended December 31,
                                  -----------------------
                                    2002     2001    2000
                                  -------   ------  ------
                                      (in thousands)
                      Current
                         Federal. $(2,324)  $2,051  $1,761
                         State...    (275)     803     354
                         Foreign.      42      103      25
                      Deferred
                         Federal.   1,244      541     381
                         State...    (188)    (189)     84
                                  -------   ------  ------
                                  $(1,501)  $3,309  $2,605
                                  =======   ======  ======

   The Company's effective tax rates of 43%, 49% and 40% for the years ended December 31, 2002, 2001 and 2000, respectively, differ from the statutory federal tax rate of 34% as follows:

                                               Years Ended December 31,
                                               ----------------------
                                                 2002      2001   2000
                                               -------    ------ ------
                                                   (in thousands)
          Income before income taxes.......... $(3,484)   $6,815 $6,478
                                               =======    ====== ======
          Statutory federal income tax........ $(1,185)   $2,317 $2,203
          State taxes, net of federal benefit.    (182)      376    234
          Foreign sales corporation income tax      41        59     65
          Adjustment to deferred income tax...               425
          Other items.........................    (175)      132    103
                                               -------    ------ ------
                                               $(1,501)   $3,309 $2,605
                                               =======    ====== ======

   The Company made cash payments for income taxes totalling $103,000, $1,501,000 and $2,074,000 during the years ended December 31, 2002, 2001 and 2000, respectively.

   The Company had income before taxes from foreign operations of $652,000 in 2002. Results from foreign operations were immaterial in 2001 and 2000.

10.  Short-Term Debt

   Short-term debt consisted of a construction loan for the construction of a plating facility in Osgood, Indiana. The construction loan had a maximum principal balance of $1,200,000 with an outstanding principal balance of $134,000 on December 31, 2001. This loan was a variable rate loan with interest equal to prime with a floor of 7% and a lifetime cap of 10%. The maturity of the construction loan was July 1, 2002 upon which time the loan was converted to a twenty year amortizing mortgage loan.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

11.  Long-Term Debt

   Long-term debt consists of:

                                                               December 31,
                                                              ---------------
                                    Interest Rate at
                                      December 31,   Year of
            Type of Issue                 2002       Maturity  2002    2001
            -------------           ---------------- -------- ------- -------
                                                              (in thousands)
   Fixed rate:
      Senior notes.................      11.00%        2007   $73,950 $73,950
      Mortgage payable.............       0.00%        2003        50     100
   Variable rate:
      Term loan....................                    2005     6,550   9,750
      Revolver loan................                    2005    15,600   7,300
      Mortgage loan................                    2022     1,179
                                                              ------- -------
   Total long-term debt............                            97,329  91,100
   Less current maturities.........                             2,984   3,050
                                                              ------- -------
   Total non-current long-term debt                           $94,345 $88,050
                                                              ======= =======

   Annual principal payments on long-term debt at December 31, 2002 were as follows (in thousands):

                              Revolver   Senior      Term     Mortgage
                                Loan     Notes       loan      Loans    Total
          -                   --------   -------    ------    -------- -------
          2003...............                       $2,911     $   73  $ 2,984
          2004...............                        2,911         39    2,950
          2005............... $15,600                  728         34   16,362
          2006...............                                      36       36
          2007...............            $73,950                   39   73,989
          2008 and thereafter                                   1,008    1,008
                              -------    -------    ------     ------  -------
                              $15,600    $73,950    $6,550     $1,229  $97,329
                              =======    =======    ======     ======  =======

   Under the terms of the senior notes, the Company is required to make only interest payments until the senior notes maturity in 2007. The senior notes may be redeemed, in whole or in part, at any time at the option of the Company, at the redemption prices as detailed below, being equal to a percentage of the principal amount of the notes being redeemed, plus accrued and unpaid interest and specified liquidated damages, if any, to the date of redemption.

                         Year                Percentage
                         ----                ----------
                         2003...............  103.667%
                         2004...............  101.833%
                         2005 and thereafter  100.000%

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

11.  Long-Term Debt, continued

   The senior notes are unsecured obligations and are guaranteed by the Company's material domestic subsidiaries.

   The variable rate mortgage loan has an interest rate equal to prime with a floor of 7% and a lifetime cap of 10%.

   Under the terms of a Bank Credit Agreement the Company had the revolver loan with a borrowing capacity of up to $23,000,000 (less any outstanding letters of credit) based upon a monthly variable borrowing base. At December 31, 2002, the Company's available borrowing base of $21,123,000 less the outstanding balance of $15,600,000 and letters of credit of $1,742,000 resulted in an unused portion of the revolving credit facility of $3,781,000.

   In addition, the Bank Credit Agreement included a term loan with a principal balance of $6,550,000 as of December 31, 2002. The term loan required quarterly principal payments of $728,000. Both the revolver loan and term loan had interest rates tied to a pricing grid. At December 31, 2002 the revolver and term loan interest was either at (a) the greater of (i) the interest rate per annum announced from time to time by the Agent at its principal office as its then prime rate, or (ii) the Federal Funds Effective Rate plus 0.5% per annum ("Base Rate") plus a margin or the Euro Rate plus a margin. Both the revolver and the term loan portions of the Bank Credit Agreement had a maturity of January 18, 2005.

   The Bank Credit Agreement contains certain restrictive covenants, which, among other things, limit the amount of indebtedness, limit the payment of dividends and require the maintenance of certain financial ratios.

   On February 10, 2003, the Company and its subsidiaries entered into a new Loan and Security Agreement to increase its borrowing capacity. Proceeds from the new Loan and Security Agreement were used to repay and retire all amounts outstanding under the prior Bank Credit Agreement. The Loan and Security Agreement includes three term loans, Term Loan A, Term Loan B and Term Loan C, having original principal amounts of $7,500,000, $2,500,000 and $15,000,000, respectively. The Loan and Security Agreement also includes a revolver loan with a commitment amount of $27,500,000 subject to borrowing base and other restrictions, as well as restrictions under the Company's Indenture. Term Loan A and Term Loan B will require monthly principal payments of $104,000 and $63,000, respectively beginning May 2003. Term C does not require current principal repayments and is due in full on February 10, 2006. The Company's assets are pledged under the terms of the Loan and Security Agreement. The Loan and Security Agreement has a maturity date of February 10, 2008. Term Loan A will accrue interest at the prime rate set by Wells Fargo's principal office ("Prime Rate") plus a margin determined by a pricing grid. Term Loan B will accrue interest at the Prime Rate plus 3.00% per annum. Term Loan C will accrue interest at the Prime Rate plus 4.75% per annum. The revolver loan will accrue interest at the Prime Rate plus 1.00% per annum.

   Annual principal payments on the term loan portion of the Loan and Security Agreement will be as follows (in thousands):

                                    Term   Term     Term
                                   Loan A Loan B   Loan C      Total
                                   ------ ------   -------    -------
               2003............... $  500 $  832              $ 1,332
               2004...............    750  1,250                2,000
               2005...............  1,125    418                1,543
               2006...............  1,200          $15,000     16,200
               2007...............  1,200                       1,200
               2008 and thereafter  2,725                       2,725
                                   ------ ------   -------    -------
                                   $7,500 $2,500   $15,000    $25,000
                                   ====== ======   =======    =======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

   Along with scheduled principal repayments, the term loans require additional principal payments after the end of each year based on an excess cash flow calculation.

   The Company made cash payments for interest totalling $9,522,000, $9,357,000 and $8,557,000, respectively, during 2002, 2001 and 2000.

   The weighted average interest rate on current portion of the long term debt for 2002 was 5.42%.

   Based upon the Company's ability to obtain financing under similar terms, the estimated fair value of the Company's long-term debt including the current portion was $67,934,000 and $77,184,000 at December 31, 2002 and December 31, 2001, respectively.

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

   The Company had accrued dividend equivalent amounts equal to $6,742,000 and $6,014,000 at December 31, 2002 and 2001, respectively. The redeemable preferred stock units accrue at 10% per annum. Principal and accrued dividend equivalent amounts were $14,016,000 and $13,288,000 at December 31, 2002 and 2001, respectively, and will be paid in tandem with the Company's redeemable preferred stock dividend and redemption payments.

13.  Redeemable Preferred Stock

   The Company has 550,000 shares of $1.00 par value redeemable preferred stock authorized with 19,952 shares issued and outstanding at December 31, 2002. The redeemable preferred stock is mandatorily redeemable at $100 per share totalling $1,995,000 for all shares currently outstanding, plus all accrued and unpaid dividends thereon on December 31, 2007 or upon the occurrence of a qualified public offering or other sale of the Company.

   The redeemable preferred stock has a preferential liquidation value of $100 per share and accrues cumulative preferred dividends at 10% per annum of the liquidation value. Dividends accrue cumulatively at a rate of 10% per annum. Redeemable preferred stock has no voting rights.

   The Company had accrued dividends of $1,849,000 and $1,650,000 as of December 31, 2002 and 2001, respectively.

14.  Pension and Profit Sharing Plans

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

14.  Pension and Profit Sharing Plans, continued

   In 1995, the Company established a nonqualified supplemental employee retirement plan ("SERP") for certain employees whose pension benefits were limited by the Omnibus Budget Reconciliation Act of 1993, the Employee Retirement Income Security Act ("ERISA") and the Uruguay Round General Agreement on Tariffs and Trade ("GATT").

   The following information for the years ended December 31, 2002 and 2001 has been obtained from the actuarial computation for the years ended September 30, 2002 and 2001, respectively.

   The change in the benefit obligation for the defined benefit plan is as follows for the years ended December 31:

                                                          2002     2001
                                                        -------  -------
                                                         (in thousands)
      Projected benefit obligation at beginning of year $26,158  $22,994
      Service cost--benefits earned during the period..   1,058      800
      Interest cost on projected benefit obligation....   1,337    1,423
      Actuarial (gains) losses.........................     866    2,243
      Benefit payments.................................    (797)  (1,302)
      Settlements......................................  (3,689)
      Special Termination Benefits.....................     476
                                                        -------  -------
      Projected benefit obligation at end of year...... $25,409  $26,158
                                                        =======  =======

   The change in plan assets is as follows for the years ended December 31:

                                                             2002     2001
                                                           -------  -------
                                                            (in thousands)
    Fair value of plan assets at beginning of year........ $38,039  $46,112
    Actual return on plan assets..........................  (2,776)  (6,771)
    Settlements...........................................  (3,689)
    Benefit payments......................................    (797)  (1,302)
                                                           -------  -------
    Fair value of plan assets at end of year.............. $30,777  $38,039
                                                           =======  =======

                                                             2002     2001
                                                           -------  -------
                                                            (in thousands)
    Plan assets in excess of projected benefit obligations $ 5,368  $11,881
    Unrecognized amounts:
       Prior service cost.................................     559      484
       Net gain...........................................  15,906   10,511
                                                           -------  -------
    Prepaid pension cost.................................. $21,833  $22,876
                                                           =======  =======

   Prepaid pension cost included in other assets at December 31, 2002 and 2001, was $23,187,000 and $24,263,000, respectively. Pension costs included in other liabilities at December 31, 2002 and 2001, was $1,354,000 and $1,387,000,
respectively.

   At December 31, 2002 and 2001, respectively, the Company's SERP projected benefit obligation of $995,000 and $1,104,000 was not funded.

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

14.  Pension and Profit Sharing Plans, continued

   Weighted average assumptions as of December 31:

                                                    2002  2001
                                                    ----  ----
                 Settlement rate................... 5.00% 5.25%
                 Long term rate of return on assets 8.00  9.00
                 Rate of compensation increase..... 4.75  4.75

   Components of net periodic pension expense (benefit) are as follows for the years ended December 31:

                                                               2002       2001     2000
                                                             -------    -------  -------
                                                                   (in thousands)
Service cost--benefits earned during the period............. $ 1,058    $   800  $ 1,036
Interest cost on projected benefit obligation...............   1,337      1,423    1,222
Expected return on assets...................................  (4,173)    (3,900)  (3,538)
Additional pension expense due to settlement................   2,420
Additional pension expense due to special termination charge     476
Net amortization of prior service cost......................     (76)       (76)     (76)
Net amortization of prior losses............................                 11       17
                                                             -------    -------  -------
Net periodic pension expense (benefit)...................... $ 1,042    $(1,742) $(1,339)
                                                             =======    =======  =======

   In addition the Company makes contributions to a union-administered pension plan for certain employees who do not participate in the Company's pension plan. The Company's aggregate expense for this plan for the years ended
December 31, 2002, 2001 and 2000 was $43,000, $44,000 and $47,000, respectively.

   The Company has a combined 401(k) employee savings and profit sharing plan for all eligible, full time non-union employees. Contributions to the plan are based upon management's discretion. The Company's aggregate expense for these plans for the years ended December 31, 2002, 2001 and 2000 was $588,000, $1,292,000 and $1,240,000, respectively.

   In addition the Company established during 1995 a non-qualified profit sharing plan for certain employees whose 401(k) benefits were also limited to the Omnibus Budget Reconciliation Act of 1993, ERISA and GATT. The Company's expense for this plan in 2002, 2001 and 2000 was $63,000, $55,000 and $36,000,
respectively.

15.  Leases

   The Company has entered into noncancellable operating leases, primarily for office space, vehicles and equipment, that have initial or remaining terms of more than one year.

   Future minimum annual rental expenditures are as follows:

                       Year                (in thousands)
                       ----                --------------
                       2003...............     $1,785
                       2004...............      1,581
                       2005...............      1,158
                       2006...............        431
                       2007...............        153
                       2008 and thereafter         80
                                               ------
                                               $5,188
                                               ======

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

15.  Leases, continued

   Rental expense for the twelve months ended December 31, 2002, 2001 and 2000 was $1,791,000, $1,966,000 and $1,941,000, respectively.

16.  Related Party Transactions

   At December 31, 2002 and 2001, the Company had the following outstanding notes receivable and note payable with related parties:

      (I) Two notes receivable from a limited partnership owned by an officer with principal due on each in the amount of $1,000,000 in December, 2007. Prepayment is required if the value to be paid under the redeemable preferred stock units at the time of payment is less than the aggregate amount of the principal and interest outstanding. Interest accrues at 5.35% and 6.31%, respectively, and is payable at the earlier of prepayment or maturity. Interest earned for the years ended December 31, 2002, 2001 and 2000 was $285,000, $117,000 and $117,000, respectively.

      (II) Notes receivable from certain officers in the total principal amount of $1,033,000, $600,000 and $4,200,000 due in December, 2007. Interest
   accrues at 6.42%, 6.31% and 5.37%, respectively, per annum. Interest earned was $462,000, $330,000, and $330,000, respectively, for the years ended December 31, 2002, 2001 and 2000.

      (III) Subject to an offset agreement, notes receivable and a note payable in the amount of $1,603,000 with a limited partnership owned by an officer. These notes accrue interest at 5.35% annually. All notes are due in December, 2007.

17.  Contingencies

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

                                                                         2002      2001      2000
                                                                       --------  --------  --------
                                                                              (In thousands)
Net sales to external customers:
   Manufactured Products.............................................. $ 93,562  $ 99,080  $ 80,036
   Engineering Services...............................................   55,438    92,471    83,334
                                                                       --------  --------  --------
       Total net sales to external customers.......................... $149,000  $191,551  $163,370
                                                                       ========  ========  ========
Net sales to internal customers:
   Manufactured Products.............................................. $  3,361  $  4,960  $  3,393
   Engineering Services...............................................      240       493       227
                                                                       --------  --------  --------
       Total net sales to internal customers.......................... $  3,601  $  5,453  $  3,620
                                                                       ========  ========  ========
Total net sales:
   Manufactured Products.............................................. $ 96,923  $104,040  $ 83,429
   Engineering Services...............................................   55,678    92,964    83,561
                                                                       --------  --------  --------
       Total net sales................................................  152,601   197,004   166,990
       Elimination of net sales to internal customers.................    3,601     5,453     3,620
                                                                       --------  --------  --------
       Total consolidated net sales................................... $149,000  $191,551  $163,370
                                                                       ========  ========  ========
Earnings before interest, taxes and goodwill amortization:
   Manufactured Products.............................................. $ 12,964  $ 15,784  $ 14,543
   Engineering Services...............................................      194     6,780     4,641
                                                                       --------  --------  --------
       Total segment earnings before interest, taxes and goodwill
         amortization.................................................   13,158    22,564    19,184
Goodwill amortization.................................................             (1,088)     (419)
Interest income.......................................................      768       741       850
Interest expense......................................................   (9,515)   (9,551)   (8,526)
Corporate expenses before interest, taxes and goodwill amortization...   (7,895)   (5,851)   (4,611)
                                                                       --------  --------  --------
       Consolidated (loss) income before income taxes................. $ (3,484) $  6,815  $  6,478
                                                                       ========  ========  ========
Capital expenditures:
   Manufactured Products.............................................. $  3,484  $  3,111  $  1,535
   Engineering Services...............................................       82       185       203
                                                                       --------  --------  --------
       Total segment capital expenditures.............................    3,566     3,296     1,738
       Corporate......................................................        6     1,144     2,599
                                                                       --------  --------  --------
       Total capital expenditures..................................... $  3,572  $  4,440  $  4,337
                                                                       ========  ========  ========

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                                                 2002     2001    2000
                                               -------- -------- ------
                                                    (In thousands)
        Depreciation:
           Manufactured Products.............. $  2,646 $  2,581 $2,206
           Engineering Services...............      171      189    169
                                               -------- -------- ------
               Total segment depreciation.....    2,817    2,770  2,375
               Corporate......................      321      203     32
                                               -------- -------- ------
               Total depreciation............. $  3,138 $  2,973 $2,407
                                               ======== ======== ======
        Assets:
           Manufactured Products.............. $ 61,880 $ 64,939
           Engineering Services...............   12,998   24,941
                                               -------- --------
               Total segment assets...........   74,878   89,880
               Corporate and other............   49,739   47,866
                                               -------- --------
               Total assets................... $124,617 $137,746
                                               ======== ========

   The following is sales information by geographic area for the years ended December 31 (in thousands):

                                    2002     2001     2000
                                  -------- -------- --------
                    United States $129,217 $154,582 $145,178
                    Foreign......   19,783   36,969   18,192
                                  -------- -------- --------
                                  $149,000 $191,551 $163,370
                                  ======== ======== ========

   Foreign revenue is based on the final destination of merchandise sold. There were no sales to a single foreign country that were material to the consolidated revenues of the Company.

19.   Subsidiary Guarantors

   The Company's payment obligations under the Senior Notes and revolver loan are fully and unconditionally guaranteed on a joint and several basis (collectively, "Subsidiary Guarantees") by Tabor Machine Company, Norris Screen and Manufacturing, Inc., TranService, Inc., Mining Controls, Inc., Clinch River Corporation, Centrifugal Services, Inc., Roberts & Schaefer Company, Soros Associates, Inc., Vanco International, Inc., Leland Powell Fasteners, Inc., ENI International, Ltd. and Best Metal Finishing, Inc. ("the Guarantors") each a direct, wholly-owned subsidiary of the Company. The following summarized combined financial data illustrates the composition of the combined Guarantors.

                                         December 31, 2002
                                         -----------------
                                    Combined  Consolidating Consolidated
                           Parent  Guarantors  Adjustments     Total
                           ------- ---------- ------------- ------------
                                          (in thousands)
       Current assets..... $13,492  $33,013                   $ 46,505
       Noncurrent assets..  59,266   42,325     $(23,479)       78,112
                           -------  -------     --------      --------
       Total assets....... $72,758  $75,338     $(23,479)     $124,617
                           =======  =======     ========      ========
       Current liabilities $10,087  $18,268                   $ 28,355
       Total liabilities.. $74,993  $54,838                   $129,831

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

19.   Subsidiary Guarantors, continued

                                         December 31, 2001
                                         -----------------
                                     Combined  Consolidating Consolidated
                            Parent  Guarantors  Adjustments     Total
                           -------- ---------- ------------- ------------
                                           (in thousands)
       Current assets..... $ 11,498  $48,040                   $ 59,538
       Noncurrent assets..   87,163   11,359     $(20,314)       78,208
                           --------  -------     --------      --------
       Total assets....... $ 98,661  $59,399     $(20,314)     $137,746
                           ========  =======     ========      ========
       Current liabilities $ 11,830  $35,327                   $ 47,157
       Total liabilities.. $106,971  $34,287                   $141,258

                                                      Year ended December 31, 2002
                                                      ----------------------------
                                                       Combined  Consolidating Consolidated
                                              Parent  Guarantors  Adjustments     Total
                                             -------  ---------- ------------- ------------
                                                             (in thousands)
Sales, net.................................. $32,104   $117,896     $(1,000)     $149,000
Gross profit................................  11,727     20,543                    32,270
(Loss) income before income tax.............  (8,182)     4,698                    (3,484)
Net (loss) Income...........................  (4,842)     2,859                    (1,983)
Cash (used) provided by operating activities  (4,882)     2,284                    (2,598)
Cash used by investing activities...........    (268)    (3,229)                   (3,497)
Cash provided by financing activities.......   5,150        945                     6,095

                                               Year ended December 31, 2001
                                               ----------------------------
                                                 Combined  Consolidating Consolidated
                                       Parent   Guarantors  Adjustments     Total
                                      --------  ---------- ------------- ------------
                                                      (in thousands)
Sales, net........................... $ 35,534   $158,172     $(2,155)     $191,551
Gross profit.........................   18,096     23,467                    41,563
(Loss) income before income tax......   (1,286)     8,101                     6,815
Net (loss) Income....................     (198)     3,704                     3,506
Cash provided by operating activities    3,250      2,369                     5,619
Cash used in investing activities....  (22,277)    (2,503)                  (24,780)
Cash provided by financing activities   16,006        134                    16,140

                                               Year ended December 31, 2000
                                               ----------------------------
                                                Combined  Consolidating Consolidated
                                       Parent  Guarantors  Adjustments     Total
                                      -------  ---------- ------------- ------------
                                                      (in thousands)
Sales, net........................... $37,932   $126,710     $(1,272)     $163,370
Gross profit.........................  14,749     24,243                    38,992
(Loss) income before income tax......  (2,001)     8,479                     6,478
Net (loss) income....................    (425)     4,298                     3,873
Cash provided by operating activities   4,563      6,111                    10,674
Cash used in investing activities....  (5,810)      (585)                   (6,395)
Cash used in financing activities....  (1,433)    (5,526)                   (6,959)

           ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

   The direct and non-direct, non-guarantor subsidiaries, in terms of assets, equity, income, and cash flows, on an individual and combined basis are inconsequential.

   Separate financial statements of the Guarantors are not presented because management has determined that these would not be material to investors.

20.   Acquisition of Subsidiary

   On January 18, 2001 the Company acquired Leland Powell Fasteners, Inc. ("Leland") for $20,376,000 net of cash. Leland is a manufacturer of specialty fasteners located in Martin, Tennessee. The acquisition of Leland was accounted for as a purchase. The amount of the purchase price over the fair value of net assets acquired is reflected in the accompanying consolidated balance sheet as goodwill. The results of operations from the date of acquisition are included in the consolidated statement of operations.

21.   Selected Quarterly Data (unaudited)

                    Quarter ended     Quarter ended    Quarter ended Quarter ended
                  December 31, 2002 September 30, 2002 June 30, 2002 March 31, 2002
                  ----------------- ------------------ ------------- --------------
Net sales........      $36,641           $36,863          $37,277       $38,219
Gross Profit.....        9,251             7,912            6,751         8,356
Net (Loss) Income         (713)             (203)          (1,129)           62

                Quarter ended     Quarter ended    Quarter ended Quarter ended
              December 31, 2001 September 30, 2001 June 30, 2001 March 31, 2001
              ----------------- ------------------ ------------- --------------
 Net sales...      $53,433           $43,540          $51,012       $43,566
 Gross Profit       12,002             9,681           10,634         9,246
 Net Income..        1,415               530              805           756

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

   None

                                   PART III

ITEM 10.   DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

   The following table sets forth information regarding the directors and executive officers of the Company:

                                                              Director
         Name            Age    Position with the Company      Since
         ----            --- -------------------------------- --------
         Fred C. Schulte 56  Chairman of the Board, Chief       1988
                             Executive Officer and Director
         Charles D. Hall 64  President, Chief Operating         1993
                             Officer and Director
         Wayne J. Conner 50  Vice President, Treasurer, Chief   1993
                             Financial Officer and Director
         Lynn C. Batory. 44  Vice President, Controller and
                             Secretary
         David Hall..... 43  Vice President of Manufacturing
         Mort Maurer.... 85  Director                           1998

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

                                                           All Other Annual
    Name and Principal Position     Year  Salary   Bonus     Compensation
    ---------------------------     ---- -------- -------- ----------------
    Fred C. Schulte................ 2002 $387,831 $114,510     $118,381
      Chairman and Chief
       Executive Officer            2001  369,363  294,930      111,591
                                    2000  351,774  256,125      111,592

    Charles D. Hall................ 2002  349,049  114,510      114,520
      President and Chief
       Operating Officer            2001  332,427  294,930       95,414
                                    2000  316,597  256,125       97,541

    Wayne J. Conner................ 2002  201,672  114,510       70,458
      Vice President, Treasurer
       and Chief Financial Officer  2001  192,069  294,930       76,958
                                    2000  182,923  256,125       84,690

    Lynn C. Batory................. 2002  131,577                24,238
      Vice President, Controller
       and Secretary                2001  126,515  150,000       33,802
                                    2000  119,139  133,706       12,382

    David Hall..................... 2002  131,577                19,804
      Vice President of
       Manufacturing                2001  126,515  150,000       24,101
                                    2000  119,139  133,706       12,382

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

                            Pension Plan Table (a)

                                               Years of Service
                                  ------------------------------------------
   Remuneration (b)                 15      20       25       30       35
   ----------------               ------- ------- -------- -------- --------
   $200,000...................... $20,281 $27,042 $ 33,802 $ 40,563 $ 47,323
   $225,000......................  23,094  30,792   38,490   46,188   53,885
   $250,000......................  25,906  34,542   43,177   51,813   60,448
   $300,000......................  31,531  42,042   52,552   63,063   73,573
   $350,000......................  37,156  49,542   61,927   74,313   86,698
   $400,000......................  42,781  57,042   71,302   85,563   99,823
   $450,000......................  48,406  64,542   80,677   96,813  112,948
   $500,000......................  54,031  72,042   90,052  108,063  126,073
   $550,000......................  59,656  79,542   99,427  119,313  139,198
   $600,000......................  65,281  87,042  108,802  130,563  152,323

--------
(a)The above table illustrates the estimated annual retirement benefits payable to Pension Plan and Supplemental Employee Retirement Plan participants commencing at age 65 in the form of a single life annuity, not subject to deduction for social security or other offsets. The above information is based on the current pension formula for various levels of compensation and years of service.
(b)A participant's pension benefit is generally based on a percentage of his salary and bonus for the highest five years of his employment and his years of credited service. The compensation taken into account under the Pension Plan for 1997 was limited to $160,000 in accordance with Internal Revenue Code rules and such limitation may be adjusted periodically in the future in accordance with Section 401(a)(17) of the Code. Remuneration in the above table is represented as the highest consecutive five-year average salary. The above table does not reflect the current compensation limitation under Code Section 401(a)(17) for qualified pension plans, because the Supplemental Employee Retirement Plan provides benefits for compensation above the limitation. Credited service under the Pension Plan as of January 1, 2001 for the named executive officers is as follows: Mr. Schulte, 13 years; Mr. C. Hall, 28 years; Mr. Conner, 20 years; Ms. Batory 19 years; and Mr. D. Hall, 6 years.

Employment and Non-Competition Agreements

   The Company and each of Messrs. Schulte, C. Hall and Conner entered into employment and non-competition agreements, with an initial term beginning on November 5, 1997, and ending on the fifth anniversary thereof (the "Employment Agreements"). The term of the Employment Agreements is subject to annual renewal after the initial term unless one party gives written notice of non-renewal to the other party at least 180 days prior to the then current expiration date. Under the terms of the Employment Agreements, Mr. Schulte serves as the Chief Executive Officer and received a base salary of $387,831 for 2002, and will receive annual increases beginning in 2003 equal to the greater of the change in the applicable consumer price index or 5% per annum; Mr. C. Hall serves as the President and Chief Operating Officer and received a base salary of $349,049 for 2002, and will receive annual increases beginning in 2003 equal to the greater of the change in the applicable consumer price index or 5% per annum; and Mr. Conner serves as the Chief Financial Officer and received a base salary of $201,672 for 2002, and will receive annual increases beginning in 2003 equal to the greater of the change in the applicable consumer price index or 5% per annum. Each of the executive officers is entitled to an annual bonus for 2002 and later years of 1.5% of the Company's consolidated earnings before interest expense, taxes, amortization and the employment agreement bonuses described in this paragraph, subject to certain adjustments. The Employment Agreements contain a confidentiality covenant and a non-competition covenant that generally applies during the term of employment and for a period of 3 years thereafter.

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

                                                        Shares of Common   Shares of Preferred
                                                        Stock Beneficially Stock Beneficially
                                                             Owned            Owned (a)
-                                                       -----------------  ------------------
Name                                                    Number    Percent   Number    Percent
----                                                     -------  -------   --------  -------
SHC Investment Partnership............................. 6,408.3      100%        --      --
Fred C. Schulte........................................ 2,136.1   33 1/3%  11,621.7      58%
Charles D. Hall........................................ 2,136.1   33 1/3%   4,165.0      21%
Wayne J. Conner........................................ 2,136.1   33 1/3%   4,165.0      21%
Lynn C. Batory.........................................      --       --         --      --
David Hall.............................................      --       --         --      --
Mort Maurer............................................      --       --         --      --
Directors and executive officers as a group (6 persons) 6,408.3      100%  19,951.7     100%

--------
(a)Does not include preferred stock units.

ITEM 13.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

   Members of Senior Management are indebted to the Company in the aggregate net principal amount of $7,833,000, described below.

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

                                    PART IV

ITEM 14.  CONTROLS AND PROCEDURES

   Within the 90 days prior to filing date of this Report, our management, including our Chief Executive Officer and our Chief Financial Officer, conducted an evaluation of the effectiveness and design of our disclosure controls and procedures pursuant to Rule 13a-15 of the Securities Exchange Act of 1934 (the "Exchange Act"). Based upon that evaluation, our Chief Executive Officer and our Chief Financial Officer each concluded that our disclosure controls and procedures were effective. There have been no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the date that they completed their evaluation.

   The term "disclosure controls and procedures" is defined in Rule 13a-14(c) of the Exchange Act as "controls and other procedures designed to ensure that information required to be disclosed by the issuer in the reports files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the [Securities and Exchange] Commission's rules and forms." Our disclosure controls and procedures are designed to ensure that material information relating to us and our consolidated subsidiaries is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer, as appropriate to allow timely decisions regarding our required disclosures.

ITEM 15.  EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

   (a) Financial Statements

      See "Index to Consolidated Financial Statements of Elgin National Industries,
      Inc." set forth in Item 8, "Financial Statements and Supplementary Data."

   (b) Financial Statement Schedule

      Schedule II  Valuation and Qualifying Accounts........................  42

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

                                                                    SCHEDULE II

                        ELGIN NATIONAL INDUSTRIES, INC.

                       VALUATION AND QUALIFYING ACCOUNTS
                                (in thousands)

                                              Additions
                                   Balance at Charged to            Balance at
                                   Beginning  Costs and               End of
  Description                      of Period   Expenses  Deductions   Period
  -----------                      ---------- ---------- ---------- ----------
  Allowance for doubtful accounts:
     Year ended December 31, 2000.   $  661      $356       $157      $  860
     Year ended December 31, 2001.      860       157        334         683
     Year ended December 31, 2002.      683       306        144         845
  Reserve for inventories:
     Year ended December 31, 2000.   $1,504      $256       $158      $1,602
     Year ended December 31, 2001.    1,602       392        232       1,762
     Year ended December 31, 2002.    1,762       248        490       1,520

   C. Exhibits

      (i) A list of exhibits included as part of this Form 10-K is set forth in the Index to Exhibits that immediately precedes such Exhibits, which is incorporated herein by reference.

      (ii) Reports on Form 8-K

   Report dated January 24, 2002 for Item 5. No financial statements were filed with this report.

   Report dated February 10, 2003 for Item 5. No financial statements were filed with this report.

                                  SIGNATURES

   Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                          ELGIN NATIONAL INDUSTRIES, INC.

                                                 /S/  WAYNE J. CONNER
                                          By ___________________________________
                                                     Wayne J. Conner
                                          Vice President, Treasurer, and Chief
                                                     Financial Officer
                                              (Duly Authorized Officer and
                                               Principal Financial Officer)

Dated: March 27, 2003

   Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 27, 2003.

                                          ELGIN NATIONAL INDUSTRIES, INC.

                                                 /S/  WAYNE J. CONNER
                                          By ___________________________________
                                                     Wayne J. Conner
                                            Vice President, Treasurer and CFO
                                              (Duly Authorized Officer and
                                               Principal Financial Officer)

   Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

          Signature                        Title                   Date
          ---------                        -----                   ----

    /S/  FRED C. SCHULTE       Chairman of the Board, Chief   March 27, 2003
-----------------------------    Executive Officer and
       Fred C. Schulte           Director

    /S/  CHARLES D. HALL       President, Chief Operating     March 27, 2003
-----------------------------    Officer and Director
       Charles D. Hall

    /S/  WAYNE J. CONNER       Vice President, Treasurer,     March 27, 2003
-----------------------------    Chief Financial Officer and
       Wayne J. Conner           Director

     /S/  LYNN C. BATORY       Vice President, Controller     March 27, 2003
-----------------------------    and Secretary
       Lynn C. Batory

       /S/  DAVID HALL         Vice President of              March 27, 2003
-----------------------------    Manufacturing
         David Hall

                               INDEX TO EXHIBITS

      Exhibit                                                    Footnote
      Number                Document Description                 Reference
      ------  -------------------------------------------------  ---------
        3.1   Certificate of Incorporation of Elgin National        (3)
              Industries, Inc.

        3.2   Bylaws of Elgin National Industries, Inc.             (3)

        4.1   Indenture dated November 5, 1997, between Elgin       (2)
              National Industries, Inc., subsidiaries and
              Norwest Bank Minnesota, as Trustee.

        4.2   Form of 11% Senior Note due 2007 (included in         (2)
              Exhibit 4.1).

        4.3   Registration Rights Agreement dated November 5,       (3)
              1997, by and among Elgin National Industries,
              Inc., certain of its subsidiaries, and
              BancAmerica Robertson Stephens and CIBC Wood
              Gundy Securities Corp.

        4.4   Form of Subsidiary Guaranty (included in Exhibit      (2)
              4.1).

       10.1   Credit Agreement dated as of September 24, 1993,      (2)
              as Amended and Restated as of November 5, 1997,
              by and among Elgin National Industries, Inc.,
              various financial institutions, and Bank of
              America National Trust and Savings Association,
              individually and as agent.

       10.2   Employment and Non-Competition Agreement dated as     (2)
              of November 5, 1997, between Elgin National
              Industries, Inc. and Fred C. Schulte.*

       10.3   Employment and Non-Competition Agreement dated as     (2)
              of November 5, 1997, between Elgin National
              Industries, Inc. and Charles D. Hall.*

       10.4   Employment and Non-Competition Agreement dated as     (2)
              of November 5, 1997, between Elgin National
              Industries, Inc. and Wayne J. Conner.*

       10.5   The Elgin National Industries, Inc. Supplemental      (3)
              Retirement Plan dated as of 1995, and effective
              January 1, 1995.*

       10.6   Credit Agreement dated as of September 24, 1993,      (4)
              as Amended and Restated as of January 18, 2001,
              by and among Elgin National Industries, Inc.,
              various financial institutions, and PNC Bank,
              National Association, individually and as agent.

       10.7   First Amendment to Credit Agreement dated as of       (4)
              September 24, 1993, as Amended and Restated as of
              January 18, 2001, and further amended as of March
              1, 2001 by and among Elgin National Industries,
              Inc., various financial institutions, and PNC
              Bank, National Association, individually and as
              agent.

       10.8   Second Amended to Credit Agreement dated as of        (4)
              September 24, 1993, as Amended and Restated as of
              January 18, 2001, and further amended as of June
              28, 2001 by and among Elgin National Industries,
              Inc., various financial institutions, and PNC
              Bank, National Association, individually and as
              agent.

       10.9   Third Amendment to Credit Agreement dated as of       (5)
              September 24, 1993, as Amended and Restated as of
              January 18, 2001, and further amended as of March
              31, 2002 by and among Elgin National Industries,
              Inc., various financial institutions, and PNC
              Bank, National Association, individually and as
              agent.

       10.10  Waiver and Fourth Amendment to Credit Agreement       (6)
              dated as of September 24, 1993, as Amended and
              Restated as of January 18, 2001, and further
              amended as of September 30, 2002 by and among
              Elgin National Industries, Inc., various
              financial institutions, and PNC Bank, National
              Association, individually and as agent.

      Exhibit                                                    Footnote
      Number                Document Description                 Reference
      ------  -------------------------------------------------  ---------
       10.11  Loan and Security Agreement, dated February 10,       (7)
              2003 by and among Elgin National Industries, Inc.
              and each of its subsidiaries and Foothill Capital
              Corporation, as lender, Arranger and
              administrative agent and Ableco Finance LLC, as
              lender.

       10.12  Amendment to Employment and Non-Competition           (1)
              Agreement dated as of January 29, 2003, between
              Elgin National Industries, Inc. and Charles D.
              Hall.

       10.13  Amendment to Employment and Non-Competition           (1)
              Agreement dated as of January 29, 2003, between
              Elgin National Industries, Inc. and Fred C.
              Schulte.

       10.14  Amendment to Employment and Non-Competition           (1)
              Agreement dated as of January 29, 2003, between
              Elgin National Industries, Inc. and Wayne J.
              Conner.

       21     Subsidiaries of Elgin National Industries, Inc.       (2)

       99.1   Certification Pursuant to 18 U.S.C. Section 1350,     (1)
              as Adopted Pursuant to Section 906 of the
              Sabanes-Oxley Act of 2002.

       99.2   Certification Pursuant to 18 U.S.C. Section 1350,     (1)
              as Adopted Pursuant to Section 906 of the
              Sarbanes-Oxley Act of 2002.

--------
(1)Filed within
(2)Incorporated by reference to Pre-Effective Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on December 30, 1997.
(3)Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.
(4)Incorporated by reference to Form 10-Q of the Company (File No. 001-03771) filed with the Commission on August 10, 2001.
(5)Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on May 15, 2002.
(6)Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on November 12, 2002.
(7)Incorporated by reference to Form 8-K of the Company (File No. 001-05771) filed with the Commission on February 18, 2003.
*  Management contract or compensatory plan or arrangement.