Form 10-Q
period 2003-03-31
ELGIN NATIONAL INDUSTRIES INC
filed 2003-05-15
CIK 32346

                                  UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

          [X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended March 31, 2003

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

     Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. [x] Yes [_] No

     Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SS 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q. [_] Yes [x] No

     Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act). [_] Yes [x] No

     As of April 30, 2003, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

                         ELGIN NATIONAL INDUSTRIES, INC.

                                TABLE OF CONTENTS

                                                                                                             Page
                                                                                                             ----
PART I--FINANCIAL INFORMATION

     ITEM 1--Financial Statements

          Consolidated Balance Sheets as of  March 31, 2003 and December 31, 2002 .......................       3

          Consolidated Statements of Operations for the Three Months Ended  March 31, 2003 and
             March 31, 2002 .............................................................................       4

          Consolidated Statement of Changes in Stockholder's Deficit for the Three Months Ended
             March 31, 2003 .............................................................................       5

          Condensed Consolidated Statements of Cash Flows for the Three Months Ended March 31, 2003
             and March 31, 2002 .........................................................................       6

          Notes to Condensed Consolidated Financial Statements ..........................................       7

     ITEM 2--Management's Discussion and Analysis of Financial Condition and Results of
        Operations ......................................................................................      11

     ITEM 3--Quantitative and Qualitative Disclosures about Market Risk .................................      13

     ITEM 4--Controls and Procedures ....................................................................      13

PART II--OTHER INFORMATION
     ITEM 1--Legal Proceedings ..........................................................................      13

     ITEM 6--Exhibits and Reports on Form 8-K ...........................................................      14

SIGNATURES ..............................................................................................      14

CERTIFICATIONS ..........................................................................................      15

EXHIBIT INDEX ...........................................................................................      17

PART I

ITEM 1. FINANCIAL STATEMENTS

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                           CONSOLIDATED BALANCE SHEETS

                        (in thousands except share data)
                                   (Unaudited)

                                                                           March 31,    December 31,
                                                                             2003           2002
                                                                             ----           ----
                                ASSETS
                                ------
Current assets:
    Accounts receivable, net ........................................      $  22,386     $  23,196
    Inventories, net ................................................         16,783        16,711
    Prepaid expenses and other assets ...............................          3,404         2,801
    Deferred income taxes ...........................................          3,797         3,797
                                                                          ----------    ----------
         Total current assets .......................................         46,370        46,505
Property, plant and equipment, net ..................................         21,752        22,441
Loans receivable to related parties .................................         10,415        10,268
Other  assets .......................................................         27,327        26,408
Goodwill ............................................................         18,995        18,995
                                                                          ----------    ----------
         Total assets ...............................................      $ 124,859     $ 124,617
                                                                          ==========    ==========

             LIABILITIES AND COMMON STOCKHOLDER'S DEFICIT
             --------------------------------------------
Current liabilities:
    Current portion of long-term debt ...............................      $   1,906     $   2,984
    Accounts payable ................................................         13,556        16,120
    Accrued expenses ................................................         11,145         9,251
                                                                          ----------    ----------
         Total current liabilities ..................................         26,607        28,355
Long-term debt less current portion .................................         98,266        94,345
Other liabilities ...................................................          2,323         2,323
Deferred income taxes ...............................................          3,578         4,808
                                                                          ----------    ----------
         Total liabilities ..........................................        130,774       129,831
                                                                          ----------    ----------
Redeemable preferred stock units ....................................         14,198        14,016
                                                                          ----------    ----------
Redeemable preferred stock ..........................................          3,894         3,844
                                                                          ----------    ----------
Common stockholder's deficit:
    Common stock, Class A par value $.01 per share; authorized
        23,678 shares; 6,408 issued and outstanding as of March 31,
        2003 and December 31, 2002
    Retained deficit ................................................        (24,007)      (23,074)
                                                                          ----------    ----------
         Total common stockholder's deficit .........................        (24,007)      (23,074)
                                                                          ----------    ----------
         Total liabilities and stockholder's deficit ................      $ 124,859     $ 124,617
                                                                          ==========    ==========

     The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                      CONSOLIDATED STATEMENTS OF OPERATIONS

               For the Three Months Ended March 31, 2003 and 2002
                                 (in thousands)
                                   (Unaudited)

                                                            2003          2002
                                                          ---------     ---------
Net sales ............................................    $  28,462     $  38,219
Cost of sales ........................................       21,276        29,863
                                                          ---------     ---------
     Gross profit ....................................        7,186         8,356
Selling, general and administrative expenses .........        6,021         5,974
                                                          ---------     ---------
     Operating income ................................        1,165         2,382
Other expenses (income)
     Interest income .................................         (153)         (114)
     Interest expense ................................        2,555         2,320
                                                          ---------     ---------
(Loss) income before income taxes ....................       (1,237)          176
(Benefit) provision for income taxes .................         (466)          114
                                                          ---------     ---------
Net (loss) income ....................................    $    (771)    $      62
                                                          =========     =========

    The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

        CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER'S DEFICIT

                    For the Three Months Ended March 31, 2003
                        (in thousands except share data)
                                   (Unaudited)

                                                                                                      Total
                                                                         Common       Retained     Stockholder's
                                                                          Stock       (Deficit)       Deficit
                                                                          -----       ---------       --------
Balance as of December 31, 2002 ...................................    $             $ (23,074)     $ (23,074)
Net loss for the three months ended March 31, 2003 ................                       (771)          (771)
Redeemable preferred stock unit dividends, net of tax of $70 ......                       (112)          (112)
Redeemable preferred stock dividends (19,952 shares at $2.50 per
       share) .....................................................                        (50)           (50)
                                                                       ----------    ---------      ---------

Balance as of March 31, 2003 ......................................    $             $ (24,007)     $ (24,007)
                                                                       ==========    =========      =========

   The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

               For the Three Months Ended March 31, 2003 and 2002
                                 (in thousands)
                                   (Unaudited)

                                                                   2003         2002
                                                                 --------     --------
 Net cash used in operating activities .......................   $   (967)    $ (3,373)
                                                                 --------     --------
 Cash flows from investing activities:
      Proceeds from sale of assets ...........................                      16
      Purchase of property, plant and equipment ..............       (100)      (1,517)
                                                                 --------     --------
      Net cash used by investing activities ..................       (100)      (1,501)
                                                                 --------     --------
 Cash flows from financing activities:
      Borrowings on short-term debt ..........................                     824
      Borrowings on long-term debt ...........................     25,000        4,800
      Repayments of long-term debt ...........................    (22,157)        (750)
      Debt issuance costs ....................................     (1,776)
                                                                 --------     --------
      Net cash provided by financing activities ..............      1,067        4,874
                                                                 --------     --------
 Net (decrease) increase in cash .............................          0            0
 Cash and cash equivalents at beginning of period ............          0            0
                                                                 --------     --------
 Cash and cash equivalents at end of period ..................   $      0     $      0
                                                                 ========     ========

 The accompanying notes are an integral part of the condensed consolidated financial statements

            ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                                   (Unaudited)

1.  Report Preparation

     The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with accounting principles generally accepted in the United States and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company's December 31, 2002 Form 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first three months of 2003 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company's consolidated financial statements included in the annual report on Form 10K.

2.   Inventories

     Inventories consist of:

                                                         March 31,  December 31,
                                                           2003         2002
                                                           ----         ----
                                                             (in thousands)
          Finished goods ............................    $  10,368    $   10,655
          Work-in-process ...........................        2,229         2,007
          Raw materials .............................        5,727         5,569
                                                         ---------    ----------
                                                            18,324        18,231
          Less excess and obsolete reserve ..........        1,541         1,520
                                                         ---------    ----------
                                                         $  16,783    $   16,711
                                                         =========    ==========
3.   Senior Credit Facility

     On February 10, 2003, the Company and its subsidiaries entered into a Loan and Security Agreement to increase its borrowing capacity. Proceeds from the Loan and Security Agreement were used to repay and retire all amounts outstanding under the prior Bank Credit Agreement. The Loan and Security Agreement includes three term loans, Term Loan A, Term Loan B and Term Loan C, having original principal amounts of $7,500,000, $2,500,000 and $15,000,000, respectively. The Loan and Security Agreement also includes a revolver loan with a commitment amount of $27,500,000 subject to borrowing base and other restrictions, as well as restrictions under the Company's Indenture. Term Loan A and Term Loan B will require monthly principal payments of $104,000 and $63,000, respectively beginning May 2003. Term C does not require current principal repayments and is due in full on February 10, 2006. The Company's assets are pledged under the terms of the Loan and Security Agreement. The Loan and Security Agreement has a maturity date of February 10, 2008. Term Loan A will accrue interest at the prime rate set by Wells Fargo's principal office ("Prime Rate") plus a margin determined by a pricing grid. Term Loan B will accrue interest at the Prime Rate plus 3.00% per annum. Term Loan C will accrue interest at the Prime Rate plus 4.75% per annum. The revolver loan will accrue interest at the Prime Rate plus 1.00% per annum.

Upon refinancing remaining financing costs related to the prior Bank Credit Agreement of $488,000 were expensed.

 Annual principal payments on the term loan portion of the Loan and Security Agreement will be as follows (in thousands):

                                        Term       Term      Term
                                        Loan A     Loan B    Loan C      Total
                                        ------     ------    ------      -----
         2003 .......................   $   500    $   832              $ 1,332
         2004 .......................       750      1,250                2,000
         2005 .......................     1,125        418                1,543
         2006 .......................     1,200              $15,000     16,200
         2007 .......................     1,200                           1,200
         2008 and thereafter ........     2,725          -         -      2,725
                                        -------    -------   -------    -------
                                        $ 7,500    $ 2,500   $15,000    $25,000
                                        =======    =======   =======    =======

Along with scheduled principal repayments, the term loans require additional principal payments after the end of each year based on an excess cash flow calculation.

4.       Segment Information

     The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company's method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the three months ended March 31:

                                                               2003       2002
                                                             --------   --------
                                                                (In thousands)
         Net sales to external customers:
            Manufactured Products .........................  $ 22,048   $ 23,944
            Engineering Services ..........................     6,414     14,275
                                                             --------   --------
               Total net sales to external customers ......  $ 28,462   $ 38,219
                                                             ========   ========
         Net sales to internal customers:
            Manufactured Products .........................  $    596   $    824
            Engineering Services ..........................        24         79
                                                             --------   --------
                Total net sales to internal customers .....  $    620   $    903
                                                             ========   ========

                                                                2003        2002
                                                              --------    --------
                                                                (In thousands)
    Net sales:
       Manufactured Products ...............................  $ 22,644    $ 24,768
       Engineering Services ................................     6,438      14,354
                                                              --------    --------
           Total  net sales ................................    29,082      39,122
           Elimination of net sales to internal customers ..       620         903
                                                              --------    --------
           Total  consolidated net sales ...................  $ 28,462    $ 38,219
                                                              ========    ========

    Earnings before corporate expenses, interest, and
    income taxes:
       Manufactured Products ...............................   $ 2,672    $  2,742
       Engineering Services ................................       284         758
                                                              --------    --------
           Total segment earnings ..........................     2,956       3,500
    Corporate expenses .....................................    (1,791)     (1,118)
    Interest income ........................................       153         114
    Interest expense .......................................    (2,555)     (2,320)
                                                              --------    --------
           Consolidated (loss) income before income taxes ..  $ (1,237)   $    176
                                                              ========    ========

5.  Subsidiary Guarantors

   The Company's payment obligations under the Senior Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, "Subsidiary Guarantees") by Tabor Machine Company, Norris Screen and Manufacturing, Inc., TranService, Inc., Mining Controls, Inc., Clinch River Corporation, Centrifugal Services, Inc., Roberts & Schaefer Company, Soros Associates, Inc., Vanco International, Inc., Leland Powell Fasteners, Inc. and Best Metal Finishing, Inc. ("the Guarantors") each a direct, wholly-owned subsidiary of the Company. The following summarized combined financial data illustrates the composition of the combined Guarantors.

                                                                  March 31, 2003
                                                                  --------------
                                                                  (in thousands)

                                                               Combined     Consolidating    Consolidated
                                                  Parent      Guarantors     Adjustments        Total
                                                  ------      ----------     -----------        -----
Current assets ...............................    $15,327     $  32,065                        $ 47,392
Noncurrent assets ............................     60,766        42,366       ($24,643)          78,489
                                                  -------     ---------       ---------        --------
Total assets .................................    $76,093     $  74,431       ($24,643)        $125,881
                                                  =======     =========       =========        ========
Current liabilities ..........................    $ 9,964     $  16,505                        $ 26,469
Total liabilities ............................    $78,729     $  53,067                        $131,796

                                                                      December 31, 2002
                                                                      -----------------
                                                                       (in thousands)

                                                                  Combined     Consolidating      Consolidated
                                                     Parent      Guarantors     Adjustments           Total
                                                     ------      ----------     -----------           -----
Current assets ................................      $13,492       $33,013                          $ 46,505
Noncurrent assets .............................       59,266        42,325        ($23,479)           78,112
                                                     -------       -------        ---------         --------
Total assets ..................................      $72,758       $75,338        ($23,479)         $124,617
                                                     =======       =======        =========         ========
Current liabilities ...........................      $10,087       $18,268                          $ 28,355
Total liabilities .............................      $74,993       $54,838                          $129,831

                                                           Three months ended March 31, 2003
                                                           ---------------------------------
                                                                     (in thousands)

                                                                  Combined     Consolidating      Consolidated
                                                      Parent     Guarantors     Adjustments           Total
                                                      ------     ----------     -----------           -----
Sales, net ....................................      $ 8,002       $21,080         ($620)           $ 28,462
Gross profit ..................................        2,557         4,629                             7,186
(Loss) income before income tax ...............       (2,625)        1,388                            (1,237)
Net (loss) Income .............................       (1,634)          863                              (771)
Cash (used in) provided by operating
activities ....................................       (1,049)           82                              (967)
Cash used in investing activities .............          (18)          (82)                             (100)
Cash provided by financing activities .........        1,067                                           1,067

                                                           Three months ended March 31, 2002
                                                           ---------------------------------
                                                                     (in thousands)

                                                                  Combined     Consolidating      Consolidated
                                                      Parent     Guarantors     Adjustments           Total
                                                      ------     ----------     -----------           -----
Sales, net ....................................      $ 7,726       $31,396         ($903)           $38,219
Gross profit ..................................        2,336         6,020                            8,356
(Loss) income before income tax ...............       (1,882)        2,058                              176
Net (loss) Income .............................       (1,105)        1,167                               62
Cash (used in) provided by operating
activities ....................................       (3,865)          492                           (3,373)
Cash used in investing activities .............         (185)       (1,316)                          (1,501)
Cash provided by financing activities .........        4,050           824                            4,874

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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2003 Compared to Three Months Ended March 31, 2002

     Net Sales - Engineering Services Segment: Net sales for the quarter ended March 31, 2003 decreased $7.9 million, or 55.1%, to $6.4 million from $14.3 million for the corresponding period in 2002 due to the decrease in size and number of projects in process. For the quarter ended March 31, 2003 the Engineering Services Segment had no projects with sales over $1.0 million, compared to three such projects with sales totaling $8.2 million for the quarter ended March 31, 2002. Sales of projects under $0.5 million also decreased $0.7 million. These decreases were partially offset with increases in projects between $0.5 million and $1.0 million. The Engineering Services Segment had four projects with sales between $0.5 million and $1.0 million totaling $3.1 million for the first quarter of 2003, compared to three such projects totaling $2.1 million during the same period ended 2002.

     Net Sales - Manufactured Products Segment: Net sales for the quarter ended March 31, 2003 decreased $1.9 million, or 7.9%, to $22.0 million from $23.9 million for the corresponding period in 2002 primarily due to decreased sales of mining equipment, partially offset with increased fastener sales.

     Gross Profit - Engineering Services Segment: Gross profit for the quarter ended March 31, 2003 decreased $1.0 million, or 44.8%, to $1.2 million from $2.2 million in the corresponding period in 2002, primarily due to the decreased sales level. As a percentage of net sales, the gross profit increased to 18.9% for the quarter ended March 31, 2003 from 15.4% for the corresponding period in 2002 due to lower margins earned on larger engineering services projects in 2002.

Gross Profit - Manufactured Products Segment: Gross profit for the quarter ended March 31, 2003 decreased $0.2 million, or 3.0%, to $6.0 million from $6.2 million in the corresponding period in 2002 due to the lower sales level. As a percentage of net sales, the gross profit increased to 27.1% for the quarter ended March 31, 2003 from 25.7% for the corresponding period in 2002. The increase was primarily due to higher margins earned from screen and screen cloth sales.

     Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended March 31, 2003 of $6.0 million approximated the corresponding period in 2002 with the write-off of remaining financing expenses related to the retired credit facility offset with decreased employee related expenses.

     Interest Income: Interest income of the Company for the quarter ended March 31, 2003 of $0.2 million approximated the corresponding period in 2002.

     Interest Expense: Interest expense of the Company for the quarter ended March 31, 2003 of $2.6 million increased $0.3 million or 10.1% from $2.3 million for the corresponding period in 2002. The increase was due to a higher debt level.

     Benefit (Provision) for Income Taxes: Benefit for income taxes of the Company for the quarter ended March 31, 2003 of $0.5 million decreased $0.6 million from the provision of $0.1 million for the corresponding quarter ended March 31, 2002 due to the lower income level. The effective tax rate for the quarter ended March 31, 2003 of 37.7% decreased from 64.8% for the quarter ended March 31, 2002 due to foreign tax expense incurred in 2002.

     Net (Loss) Income: The Company recorded a net loss of $0.8 million for the three months ended March 31, 2003 compared to net income of $0.1 million for the quarter ended March 31, 2002. The decrease was due to the reasons discussed above.

Liquidity and Capital Resources

     Net cash used by operating activities for the three months ended March 31, 2003 of $1.0 million was used by decreased accounts payable, increased prepaid expenses and other assets and increased inventories partially offset with cash generated from net loss adjusted for non-cash charges, decreased accounts receivable and increased accrued expenses. Included in non-cash charges for the quarter ended March 31, 2003 was depreciation of $0.8 million and other non-cash charges of $0.7 million, partially offset with pension overfunding income of $0.3 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

     Cash used in investing activities for the three months ended March 31, 2003 of $0.1 million consisted of capital expenditures resulting from the Company's regular practice of upgrading and maintaining its equipment base and facilities.

     Cash provided by financing activities for the three months ended March 31, 2003 of $1.1 million consisted of the issuance of $25.0 million of long-term debt, partially offset by the repayment of long-term debt of $22.1 million and debt issuance costs of $1.8 million.

On February 10, 2003, the Company and its subsidiaries entered into a Loan and Security Agreement to increase its borrowing capacity. Proceeds from the new credit facility were used to repay and retire all amounts outstanding under the existing Senior Credit Facility. The new Loan and Security Agreement includes three term loans, Term Loan A, Term Loan, B and Term Loan C, having original principal amounts of $7,500,000, $2,500,000 and $15,000,000, respectively. The new Loan and Security Agreement also includes a revolver loan with a commitment amount of $27,500,000 subject to borrowing base and other restrictions, as well as restrictions under the Company's Indenture. Term Loan A will require monthly principal payments of $0.1 million beginning May 2003. Term Loan B will require monthly principal payments of $0.1 million beginning in May 2003. Term Loan C does not require current principal repayments. The Company's assets are pledged under the terms of the new Loan and Security Agreement.

     The Company's liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations and funds available under the Loan and Security Agreement. The Company anticipates with improved operating results that funds provided by future operations and available credit will be sufficient to meet its anticipated debt service requirements, working capital needs and capital expenditures.

Backlog

     The Company's backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at March 31, 2003 was $35.2 million. Approximately $11.5 million relates to the Manufactured Products Segment, with the remainder of $23.7 million relating to the Engineering Services Segment. A substantial majority of current backlog is expected to be realized in the next twelve months.

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

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

     The Company continues to use its United States reputation to generate sales in international markets. In the three months ended March 31, 2003 approximately 7% of the Company's net sales were attributable to services provided or products sold for use outside the United States, primarily to Australia. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company's business, financial condition, results of operation and debt service capability. The majority of the Company's foreign sales and costs are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company's historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company's strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company's foreign operations, or expansion thereof, would not have a material adverse effect on the Company's business, financial condition, results of operations and debt service capability.

ITEM 4. CONTROLS AND PROCEDURES

     Elgin National Industries Inc. management, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evalution.

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

                                    ELGIN NATIONAL INDUSTRIES, INC.

                                    By      /S/   WAYNE J. CONNER
                                       -------------------------------
                                    Name:         Wayne J. Conner
                                    Title: Vice President, Treasurer, and Chief
                                           Financial Officer
                                          (Duly Authorized Officer and Principal
                                               Financial Officer)

Dated: May 15, 2003

                                 CERTIFICATIONS

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

Date: May 15, 2003

                                                      /s/ Wayne J. Conner
                                                      -------------------

                                                     Chief Financial Officer

     CERTIFICATIONS

I, Fred C. Schulte, certify that:

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

     4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

               a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

               b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

               c. presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

     5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons fulfilling the equivalent function):

               a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

               b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

     6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: May 15, 2003

                                                /s/ Fred C. Schulte
                                                -------------------
                                                Chief Executive Officer

                                 EXHIBITS INDEX

Exhibit

                                                                                         Footnote
Number   Document Description                                                            Reference
                                                                                         ---------
3.1      Certificate of Incorporation of Elgin National Industries, Inc.                        (3)

3.2      Bylaws of Elgin National Industries, Inc.                                              (3)

4.1      Indenture dated November 5, 1997, between Elgin National Industries, Inc.,             (2)
         subsidiaries and Norwest Bank Minnesota, as Trustee.

4.2      Form of 11% Senior Note due 2007 (included in Exhibit 4.1).                            (2)

4.3      Registration Rights Agreement dated November 5, 1997, by and among Elgin               (3)
         National Industries, Inc., certain of its subsidiaries, and BancAmerica
         Robertson Stephens and CIBC Wood Gundy Securities Corp.

4.4      Form of Subsidiary Guaranty (included in Exhibit 4.1).                                 (2)

10.1     Credit Agreement dated as of September 24, 1993, as Amended and Restated as            (2)
         of November 5, 1997, by and among Elgin National Industries, Inc., various financial institutions, and Bank of America National Trust and Savings
         Association, individually and as agent.

10.2     Employment and Non-Competition Agreement dated as of November 5, 1997,                 (2)
         between Elgin National Industries, Inc. and Fred C. Schulte.*

10.3     Employment and Non-Competition Agreement dated as of November 5, 1997,                 (2)
         between Elgin National Industries, Inc. and Charles D. Hall.*

10.4     Employment and Non-Competition Agreement dated as of November 5, 1997,                 (2)
         between Elgin National Industries, Inc. and Wayne J. Conner.*

10.5     The Elgin National Industries, Inc. Supplemental Retirement Plan dated as of           (3)
         1995, and effective January 1, 1995.*

10-6     Credit Agreement dated as of September 24, 1993, as Amended and Restated               (4)
         as of January 18, 2001, by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.

10-7     First Amendment to Credit Agreement dated as of September 24, 1993, as                 (4)
         Amended and Restated as of January 18, 2001, and further amended as of March 1, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.

10-8     Second Amended to Credit Agreement dated as of September 24, 1993, as                  (4)
         Amended and Restated as of January 18, 2001, and further amended as of June 28, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.

10-9     Third Amendment to Credit Agreement dated as of September 24, 1993, as                 (5)
         Amended and Restated as of January 18, 2001, and further amended as of
         March 31, 2002 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.


10-10    Waiver and Fourth Amendment to Credit Agreement dated as of September           (6)
         (6) 24, 1993, as Amended and Restated as of January 18, 2001, and
         further amended as of September 30, 2002 by and among Elgin National
         Industries, Inc., various financial institutions, and PNC Bank,
         National Association, individually and as agent.

10-11    Loan and Security Agreement, dated February 10, 2003 by and among Elgin         (7)
         National Industries, Inc. and each of its subsidiaries and Foothill
         Capital Corporation, as lender, Arranger and administrative agent and
         Ableco Finance LLC, as lender.

10-12    Amendment to Employment and Non-Competition Agreement dated as of               (8)
         January 29, 2003, between Elgin National Industries, Inc. and
         Charles D. Hall.

10-13    Amendment to Employment and Non-Competition Agreement dated as of               (8)
         January 29, 2003, between Elgin National Industries, Inc. and Fred
         C. Schulte.

10-14    Amendment to Employment and Non-Competition Agreement dated as of               (8)
         January 29, 2003, between Elgin National Industries, Inc. and Wayne
         J. Conner.

21       Subsidiaries of Elgin National Industries, Inc.                                 (2)

99.1     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant           (1)
         to Section 906 of the Sarbanes-Oxley Act of 2002.

99.2     Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant           (1)
         to Section 906 of the Sarbanes-Oxley Act of 2002.

(1)      Filed within

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

(4)      Incorporated by reference to Form 10-Q of the Company (File No. 001-03771)
         filed with the Commission on August 10, 2001.

(5)      Incorporated by reference to Form 10-Q of the Company (File No. 001-05771)
         filed with the Commission on May 15, 2002

(6)      Incorporated by reference to Form 10-Q of the Company (File No. 001-05771)
         filed with the Commission on November 12, 2002.

(7) Incorporated by reference to Form 8-K of the Company (File No. 001-05771) filed with the Commission on February 18, 2003.

(8)      Incorporated by reference to Form 10-K of the company (File No. 001-05771)
         filed with the Commission on March 27, 2003.

* Management contract or compensatory plan or arrangement