Form 10-Q
period 2003-06-30
ELGIN NATIONAL INDUSTRIES INC
filed 2003-08-13
CIK 32346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2003

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED]

For the Transition period from                      to

Commission File No. 333-43523

Elgin National Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3908410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Butterfield Road, Suite 1020, Downers Grove, Illinois 60515-1050

(Address of principal executive offices)

Telephone Number: 630-434-7243

(Registrant’s telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SS 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-Q or any amendment to this Form 10-Q.    ☐ Yes  ☒ No

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act).

☐ Yes  ☒ No

As of July 31, 2003, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

ELGIN NATIONAL INDUSTRIES, INC.

TABLE OF CONTENTS

Page
PART I—FINANCIAL INFORMATION

ITEM 1—Financial Statements

Consolidated Balance Sheets as of June 30, 2003 and December 31, 2002	3

Consolidated Statements of Operations for the Six Months Ended June 30, 2003 and June 30, 2002 and for the Three Months ended June 30, 2003 and June 30, 2002	4

Consolidated Statement of Changes in Stockholder’s Deficit for the Six Months Ended June 30, 2003	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2003 and June 30, 2002	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk	13

ITEM 4—Controls and Procedures	13

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings	14

ITEM 6—Exhibits and Reports on Form 8-K	14

SIGNATURES	15

EXHIBIT INDEX	16

PART I

ITEM 1. FINANCIAL STATEMENTS

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(Unaudited)

	June 30, 2003	December 31, 2002
ASSETS
Current assets:
Cash and cash equivalents	$264	$
Accounts receivable, net	20,801		23,196
Inventories, net	16,610		16,711
Prepaid expenses and other assets	3,897		2,801
Deferred income taxes	3,797		3,797

Total current assets	45,369		46,505
Property, plant and equipment, net	21,167		22,441
Loans receivable to related parties	10,562		10,268
Other assets	27,351		26,408
Goodwill	18,995		18,995

Total assets	$123,444		$124,617

LIABILITIES AND COMMON STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$2,421		$2,984
Accounts payable	13,423		16,120
Accrued expenses	9,883		9,251

Total current liabilities	25,727		28,355
Long-term debt less current portion	98,091		94,345
Other liabilities	2,346		2,323
Deferred income taxes	3,509		4,808

Total liabilities	129,673		129,831

Redeemable preferred stock units	14,380		14,016

Redeemable preferred stock	3,944		3,844

Common stockholder’s deficit:
Common stock, Class A par value $.01 per share; authorized 23,678 shares; 6,408 issued and outstanding as of June 30, 2003 and December 31, 2002
Retained deficit	(24,553)		(23,074)

Total common stockholder’s deficit	(24,553)		(23,074)

Total liabilities and stockholder’s deficit	$123,444		$124,617

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2003	2002	2003	2002
Net sales	$60,206	$75,496	$31,744	$37,277
Cost of sales	45,161	60,389	23,885	30,526

Gross profit	15,045	15,107	7,859	6,751
Selling, general and administrative expenses	11,915	12,374	5,894	6,400

Operating income	3,130	2,733	1,965	351
Other expenses (income)
Interest income	(316)	(227)	(163)	(113)
Interest expense	5,275	4,709	2,720	2,389

Loss before income taxes	(1,829)	(1,749)	(592)	(1,925)
Benefit for income taxes	(674)	(682)	(208)	(796)

Net loss	$(1,155)	$(1,067)	$(384)	$(1,129)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S DEFICIT

For the Six Months Ended June 30, 2003

(in thousands except share data)

(Unaudited)

	Common Stock	Retained (Deficit)	Total Stockholder’s Deficit
Balance as of December 31, 2002	$	$(23,074)	$(23,074)
Net loss for the six months ended June 30, 2003		(1,155)	(1,155)
Redeemable preferred stock unit dividends, net of tax of $140		(224)	(224)
Redeemable preferred stock dividends (19,952 shares at $5.00 per share)		(100)	(100)

Balance as of June 30, 2003	$	$(24,553)	$(24,553)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2003 and 2002

(in thousands)

(Unaudited)

	2003	2002
Net cash used in operating activities	$(828)	$(5,481)

Cash flows from investing activities:
Proceeds from sale of assets	10	16
Purchase of property, plant and equipment	(314)	(2,502)

Net cash used by investing activities	(304)	(2,486)

Cash flows from financing activities:
Borrowings on long-term debt	25,000	9,712
Repayments of long-term debt	(21,817)	(1,745)
Debt issuance costs	(1,787)

Net cash provided by financing activities	1,396	7,967

Net increase in cash	264	0
Cash and cash equivalents at beginning of period	0	0

Cash and cash equivalents at end of period	$264	$0

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Report Preparation

The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with accounting principles generally accepted in the United States and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company’s December 31, 2002 Form 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first six months of 2003 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company’s consolidated financial statements included in the annual report on Form 10K.

2.    Inventories

Inventories consist of:

	June 30, 2003	December 31, 2002
	(in thousands)
Finished goods	$10,488	$10,655
Work-in-process	1,929	2,007
Raw materials	5,791	5,569

	18,208	18,231
Less excess and obsolete reserve	1,598	1,520

	$16,610	$16,711

3.    Senior Credit Facility

On February 10, 2003, the Company and its subsidiaries entered into a Loan and Security Agreement to increase its borrowing capacity. Proceeds from the Loan and Security Agreement were used to repay and retire all amounts outstanding under the prior Bank Credit Agreement. The Loan and Security Agreement includes three term loans, Term Loan A, Term Loan B and Term Loan C, having original principal amounts of $7,500,000, $2,500,000 and $15,000,000, respectively. The Loan and Security Agreement also includes a revolver loan with a commitment amount of $27,500,000 subject to borrowing base and other restrictions, as well as restrictions under the Company’s Indenture. Term Loan A and Term Loan B requires monthly principal payments of $104,000 and $63,000, respectively beginning May 2003. Term Loan C does not require current principal repayments and is due in full on February 10, 2006. The Company’s assets are pledged under the terms of the Loan and Security Agreement. The Loan and Security Agreement has a maturity date of February 10, 2008. Term Loan A will accrue interest at the prime rate set by Wells Fargo’s principal office (“Prime Rate”) plus a margin determined by a pricing grid. Term Loan B will accrue interest at the Prime Rate plus 3.00% per annum. Term Loan C will accrue interest at the Prime Rate plus 4.75% per annum. The revolver loan will accrue interest at the Prime Rate plus 1.00% per annum.

Upon refinancing remaining financing costs related to the prior Bank Credit Agreement of $488,000 were expensed.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Annual principal payments on the term loan portion of the Loan and Security Agreement will be as follows (in thousands):

	Term Loan A	Term Loan B	Term Loan C	Total
2003	$500	$832		$1,332
2004	750	1,250		2,000
2005	1,125	418		1,543
2006	1,200		$15,000	16,200
2007	1,200			1,200
2008 and thereafter	2,725			2,725

	$7,500	$2,500	$15,000	$25,000

Along with scheduled principal repayments, the term loans require additional principal payments after the end of each year based on an excess cash flow calculation.

4.    Segment Information

The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company’s method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the six months and the three months ended June 30:

	Six Months Ended June 30		Three Months Ended June 30
	2003	2002	2003	2002
	(in thousands)
Net sales to external customers:
Manufactured Products	$44,788	$47,520	$22,740	$23,576
Engineering Services	15,418	27,976	9,004	13,701

Total net sales to external customers	$60,206	$75,496	$31,744	$37,277

Net sales to internal customers:
Manufactured Products	$1,343	$1,766	$747	$942
Engineering Services	57	131	33	52

Total net sales to internal customers	$1,400	$1,897	$780	$994

Total net sales
Manufactured Products	$46,131	$49,286	$23,487	$24,518
Engineering Services	15,475	28,107	9,037	13,753

Total net sales	61,606	77,393	32,524	38,271
Elimination of net sales to internal customers	1,400	1,897	780	994

Total consolidated net sales	$60,206	$75,496	$31,744	$37,277

Earnings (loss) before corporate expenses, interest, taxes and income taxes:
Manufactured Products	$5,684	$5,770	$3,012	$3,028
Engineering Services	663	(570)	379	(1,328)

Total segment earnings	6,347	5,200	3,391	1,700
Corporate expenses	(3,217)	(2,467)	(1,426)	(1,349)
Interest income	316	227	163	113
Interest expense	(5,275)	(4,709)	(2,720)	(2,389)

Consolidated loss before income taxes	$(1,829)	$(1,749)	$(592)	$(1,925)

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Subsidiary Guarantors

The Company’s payment obligations under the Senior Notes are fully and unconditionally guaranteed on a joint and several basis (collectively, “Subsidiary Guarantees”) by Tabor Machine Company, Norris Screen and Manufacturing, Inc., TranService, Inc., Mining Controls, Inc., Clinch River Corporation, Centrifugal Services, Inc., Roberts & Schaefer Company, Soros Associates, Inc., Vanco International, Inc., Leland Powell Fasteners, Inc. and Best Metal Finishing, Inc. (“the Guarantors”) each a direct, wholly-owned subsidiary of the Company. The following summarized combined financial data illustrates the composition of the combined Guarantors.

	June 30, 2003
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidating Total
	(in thousands)
Current assets	$14,412	$30,957		$45,369
Noncurrent assets	58,087	44,631	$(24,643)	78,075

Total assets	$72,499	$75,588	$(24,643)	$123,444

Current liabilities	$8,917	$16,810		$25,727
Total liabilities	$76,285	$53,388		$129,693

	December 31, 2002
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidating Total
	(in thousands)
Current assets	$13,492	$33,013		$46,505
Noncurrent assets	59,266	42,325	$(23,479)	78,112

Total assets	$72,758	$75,338	$(23,479)	$124,617

Current liabilities	$10,087	$18,268		$28,355
Total liabilities	$74,993	$54,838		$129,831

	Six months ended June 30, 2003
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidating Total
	(in thousands)
Sales, net	$14,953	$45,778	$(525)	$60,206
Gross profit	5,005	10,040		15,045
(Loss) income before income tax	(1,829)	3,246	(3,246)	(1,829)
Net (loss) Income	(1,155)	1,948	(1,948)	(1,155)
Cash (used in) provided by operating activities	(990)	162		(828)
Cash used in investing activities	(43)	(261)		(304)
Cash provided by financing activities	1,413	(17)		1,396

	Six months ended June 30, 2002
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$16,303	$59,907	$(714)	$75,496
Gross profit	5,174	9,933		15,107
(Loss) income before income tax	(1,749)	1,901	(1,901)	(1,749)
Net (loss) Income	(1,067)	1,022	(1,022)	(1,067)
Cash (used in) provided by operating activities	(6,815)	1,334		(5,481)
Cash used in investing activities	(240)	(2,246)		(2,486)
Cash provided by financing activities	7,055	912		7,967

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended June 30, 2003
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$6,951	$24,698	$95	$31,744
Gross profit	2,448	5,411		7,859
(Loss) income before income tax	(592)	1,858	(1,858)	(592)
Net (loss) Income	(384)	1,085	(1,085)	(384)

	Three months ended June 30, 2002
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$8,577	$28,511	$189	$37,277
Gross profit	2,838	3,913		6,751
(Loss) income before income tax	(1,925)	(157)	157	(1,925)
Net (loss) Income	(1,129)	(145)	145	(1,129)

The direct and non-direct, non-guarantor subsidiaries, in terms of assets, equity, income, and cash flows, on an individual and combined basis are inconsequential.

Separate financial statements of the Guarantors are not presented because management has determined that these would not be material to investors.

5.    Contingencies

The Company has claims against others, and there are claims by others against it, in a variety of matters arising out of the conduct of the Company’s business. The ultimate resolution of all such claims would not, in the opinion of management, have a material effect on the Company’s financial position, cash flows or results of operations.

6.    Adoption of Accounting Principles

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

The Company will implement the provisions of SFAS No. 150 beginning in the first quarter of 2004. Through the implementation of SFAS No. 150 the Company will classify its redeemable preferred stock units and redeemable preferred stock as liabilities and the corresponding dividend and other amounts to be paid to holders as interest expense.

ITEM 2.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2003 Compared to Three Months Ended June 30, 2002

Net Sales: Net sales for the quarter ended June 30, 2003 decreased $5.5 million, or 14.8%, to $31.7 million from $37.3 million for the corresponding period in 2002. The Engineering Services Segment’s sales decreased $4.7 million or 34.3% to $9.0 million for the quarter ended June 30, 2002 from $13.7 million for the quarter ended June 30, 2002. For the quarter ended June 30, 2003 the Company had two larger projects with sales in excess of $1.0 million, totalling $3.6 million in sales, compared to three such projects totalling $8.0 million in sales for the quarter ended June 30, 2002. The Manufactured Products Segment’s sales decreased $0.8 million, or 3.5%, primarily due to decreased fastener sales, partially offset with increased capital equipment sales.

Gross Profit: Gross profit for the quarter ended June 30, 2003 increased $1.1 million, or 16.4%, to $7.9 million from $6.8 million for the corresponding period in 2002. As a percentage of net sales, the gross profit increased to 24.8% for the quarter ended June 30, 2003 from 18.1% for the corresponding period in 2002. The increase resulted from a reduction in margin on a larger project within the Engineering Services Segment due to higher than anticipated labor and equipment costs in the quarter ended June 2002.

Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended June 30, 2003 of $5.9 million were $0.5 million, or 7.9%, lower than the selling and administrative expenses of $6.4 million for the corresponding period in 2002 mainly due to lower payroll related expenses and proposal costs. As a percentage of net sales, selling, general and administrative expenses increased from 17.2% for the quarter ended June 30, 2002 to 18.6% for the quarter ended June 30, 2003 due to the decreased sales level.

Interest Income: Interest income of the Company for the quarter ended June 30, 2003 of $0.2 million increased $0.1 million from $0.1 million for the corresponding period ended June 30, 2002 due to higher interest on officers’ notes.

Interest Expense: Interest expense of the Company for the quarter ended June 30, 2003 of $2.7 million increased $0.3 million or 13.9% from $2.4 million for the corresponding period in 2002. This increase was due to the higher debt level.

Benefit for Income Taxes: Benefit for income taxes of the Company for the quarter ended June 30, 2003 of $0.2 million compared to $0.8 million for the quarter ended June 30, 2002. The decrease of $0.6 million was due to the smaller loss before income taxes for the quarter ended June 30, 2003.

Net Loss: The net loss for the Company for the quarter ended June 30, 2003 of $0.4 million was $0.7 million lower than the net loss of $1.1 million for the quarter ended June 30, 2002 for the reasons discussed above.

Six Months Ended June 30, 2003 Compared to Six Months Ended June 30, 2002

Net Sales: Net sales for the six months ended June 30, 2003 decreased $15.3 million, or 20.3%, to $60.2 million from $75.5 million for the corresponding period in 2002. The Engineering Services Segment’s sales decreased $12.6 million, or 44.9% from $28.0 million for the six months ended June 30, 2002 to $15.4 million for the six months ended June 30, 2003, due to the timing and size of projects. For the six months ended June 30, 2003 the Company had five projects with sales over $1.0 million, totalling $8.1 million in sales, compared to six such projects totalling $20.0 million in sales for the six months ended June 30, 2002. The Manufactured Products Segment’s sales decreased $2.7 million from $47.5 million for the six months ended June 30, 2002 to $44.8 million for the six months ended June 30, 2003, with decreased sales of capital equipment and decreased fastener sales.

Gross Profit: Gross profit for the six months ended June 30, 2003 decreased $0.1 million, or 0.4%, to $15.0 million from $15.1 million for the corresponding period in 2002. The decrease resulted from the lower sales level, partially offset with a higher margin earned as a percentage of net sales. As a percentage of net sales, the gross profit increased to 25.0% for the six months ended June 30, 2003 from 20.0% for the corresponding period in 2002. The Engineering Services Segment had a gross profit margin as a percentage of net sales of 16.9% for the six months ended June 2003 compared to 8.3% for 2002. During the six months ended June 2002 the Engineering Services Segment had reduced the margin on larger projects due to higher than anticipated labor and equipment costs. The Manufactured Products Segment had a gross profit margin as a percentage of net sales of 27.8% in 2003 compared to 26.9% for the six months ended June 30, 2002. This increased margin as a percentage of net sales was mainly due to higher margins earned on the sale of screens and screen cloths.

Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the six months ended June 30, 2003 of $11.9 million were $0.5 million, or 3.7% lower than the selling, general and administrative expenses for the corresponding period in 2002 mainly due to lower payroll related expenses, bad debt expense and proposal costs.

Interest Income: Interest income of the Company of $0.3 million for the six months ended June 30, 2003 increased $0.1 million or 39.2% from $0.2 million for the corresponding period in 2002. The increase was due to higher interest earned on officers’ notes.

Interest Expense: Interest expense of the Company for the six months ended June 30, 2003 of $5.3 million was $0.6 million or 12.0% higher than the interest expense of $4.7 million for the corresponding period in 2002. This increase was due to an increased debt level.

Benefit for Income Taxes: Benefit for income taxes of the Company for the six months ended June 30, 2003 of $0.7 million approximated the corresponding period in 2002.

Net Loss: The net loss for the Company for the six months ended June 30, 2003 increased to $1.2 million compared to $1.1 million for the six months ended June 30, 2002 for the reasons discussed above.

Liquidity and Capital Resources

Net cash used by operating activities for the six months ended June 30, 2003 of $0.8 million was used by decreased accounts payable, increased prepaid expenses and other assets and the net loss adjusted for non-cash charges partially offset with cash generated from decreased accounts receivable. Included in non-cash charges for the six months ended June 30, 2003 was depreciation of $1.6 million and other non-cash charges of $0.8 million, partially offset with pension overfunding income of $0.5 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

Cash used in investing activities for the six months ended June 30, 2003 of $0.3 million consisted of capital expenditures resulting from the Company’s regular practice of upgrading and maintaining its equipment base and facilities.

Cash provided by financing activities for the six months ended June 30, 2003 of $1.4 million consisted of the issuance of $25.0 million of long-term debt, partially offset by the repayment of long-term debt of $21.8 million and debt issuance costs of $1.8 million.

On February 10, 2003, the Company and its subsidiaries entered into a Loan and Security Agreement to increase its borrowing capacity. Proceeds from the new credit facility were used to repay and retire all amounts outstanding under the existing Senior Credit Facility. The new Loan and Security Agreement includes three term loans, Term Loan A, Term Loan, B and Term Loan C, having original principal amounts of $7,500,000, $2,500,000 and $15,000,000, respectively. The new Loan and Security Agreement also includes a revolver loan with a commitment amount of $27,500,000 subject to borrowing base and other restrictions, as well as restrictions under the Company’s Indenture. Term Loan A requires monthly principal payments of $0.1 million beginning May 2003. Term Loan B requires monthly principal payments of $0.1 million beginning in May 2003. Term Loan C does not require current principal repayments. The Company’s assets are pledged under the terms of the new Loan and Security Agreement.

The Company’s liquidity requirements, both long term (over one year) and short term, are for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations and funds available under the Loan and Security Agreement. The Company anticipates with improved operating results that funds provided by future operations and available credit will be sufficient to meet its anticipated debt service requirements, working capital needs and capital expenditures.

Backlog

The Company’s backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at June 30, 2003 was $33.2 million. Approximately $8.7 million relates to the Manufactured Products Segment, with the remainder of $24.5 million relating to the Engineering Services Segment. A substantial majority of current backlog is expected to be realized in the next twelve months. In July 2003 the Engineering Services Segment was awarded a contract to engineer, procure and construct a new aggregate processing plant in Texas. This project will increase the Company’s backlog by approximately $63 million.

Safe Harbor

Statements herein regarding the Company’s ability to meet its liquidity requirements, and the Company’s expected realization of current backlog constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Further, statements herein regarding the Company’s performance in future periods are subject to risks relating to, deterioration of relationships with, or the loss of material customers or suppliers, possible product liability claims, decreases in demand for the Company’s products, adverse changes in general market and industry conditions and any resulting inability to comply with the financial covenants imposed by the Company’s credit agreement. Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continues to use its United States reputation to generate sales in international markets. In the six months ended June 30, 2003 approximately 10% of the Company’s net sales were attributable to services provided or products sold for use outside the United States, primarily to Australia. The majority of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company’s business, financial condition, results of operation and debt service capability. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company’s foreign operations, or expansion thereof, would not have a material adverse effect on the Company’s business, financial condition, results of operations and debt service capability.

ITEM 4.	CONTROLS AND PROCEDURES

Elgin National Industries Inc. management, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evalution.

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

ELGINNATIONAL INDUSTRIES, INC.

By:	/S/ WAYNE J. CONNER

Name: Title:	Wayne J. Conner Vice President, Treasurer, and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: August 13, 2003

EXHIBIT INDEX

Exhibit Number	Document Description	Footnote Reference
3.1	Certificate of Incorporation of Elgin National Industries, Inc.	(3)

3.2	Bylaws of Elgin National Industries, Inc.	(3)

4.1	Indenture dated November 5, 1997, between Elgin National Industries, Inc., subsidiaries and Norwest Bank Minnesota, as Trustee.	(2)

4.2	Form of 11% Senior Note due 2007 (included in Exhibit 4.1).	(2)

4.3	Registration Rights Agreement dated November 5, 1997, by and among Elgin National Industries, Inc., certain of its subsidiaries, and BancAmerica Robertson Stephens and CIBC Wood Gundy Securities Corp.	(3)

4.4	Form of Subsidiary Guaranty (included in Exhibit 4.1).	(2)

10.1	Credit Agreement dated as of September 24, 1993, as Amended and Restated as of November 5, 1997, by and among Elgin National Industries, Inc., various financial institutions, and Bank of America National Trust and Savings Association, individually and as agent.	(2)

10.2	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Fred C. Schulte.*	(2)

10.3	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Charles D. Hall.*	(2)

10.4	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Wayne J. Conner.*	(2)

10.5	The Elgin National Industries, Inc. Supplemental Retirement Plan dated as of 1995, and effective January 1, 1995.*	(3)

10.6	Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10.7	First Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of March 1, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10.8	Second Amended to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of June 28, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10.9	Third Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of March 31, 2002 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(5)

10.10	Waiver and Fourth Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of September 30, 2002 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(6)

Exhibit Number	Document Description	Footnote Reference
10.11	Loan and Security Agreement, dated February 10, 2003 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, Arranger and administrative agent and Ableco Finance LLC, as lender.	(7)

10.12	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Charles D. Hall.	(8)

10.13	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Fred C. Schulte.	(8)

10.14	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Wayne J. Conner.	(8)

21	Subsidiaries of Elgin National Industries, Inc.	(2)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.	(1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

(1)	Filed within
(2)	Incorporated by reference to Pre-Effective Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on December 30, 1997.
(3)	Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.
(4)	Incorporated by reference to Form 10-Q of the Company (File No. 001-03771) filed with the Commission on August 10, 2001.
(5)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on May 15, 2002.
(6)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on November 12, 2002.
(7)	Incorporated by reference to Form 8-K of the Company (File No. 001-05771) filed with the Commission on February 18, 2003.
(8)	Incorporated by reference to Form 10-K of the Company (File No. 001-05771) filed with the Commission on March 27, 2003.
*	Management contract or compensatory plan or arrangement