Form 10-Q
period 2003-09-30
ELGIN NATIONAL INDUSTRIES INC
filed 2003-11-10
CIK 32346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2003

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

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒ Yes  ☐ No

As of October 31, 2003, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

ELGIN NATIONAL INDUSTRIES, INC.

Page

PART I—FINANCIAL INFORMATION

ITEM 1—Financial Statements

Consolidated Balance Sheets as of September 30, 2003 and December 31, 2002	3

Consolidated Statements of Income for the Nine Months Ended September 30, 2003 and September 30, 2002, and for the Three Months Ended September 30, 2003 and September 30, 2002	4

Consolidated Statements of Changes in Stockholder’s Deficit for the Nine Months Ended September 30, 2003	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2003 and September 30, 2002	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3— Quantitative and Qualitative Disclosures about Market Risk	13

ITEM 4— Controls and Procedures	14

PART II—OTHER INFORMATION

ITEM 1— Legal Proceedings	15

ITEM 6— Exhibits and Reports on Form 8-K	15

SIGNATURES	16

EXHIBIT INDEX	17

PART I

ITEM 1.	FINANCIAL STATEMENTS

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(Unaudited)

	September 30, 2003	December 31, 2002
ASSETS
Current assets:
Accounts receivable, net	$22,906	$23,196
Inventories, net	16,882	16,711
Prepaid expenses and other assets	2,278	2,801
Deferred income taxes	3,797	3,797

Total current assets	45,863	46,505
Property, plant and equipment, net	20,725	22,441
Loans receivable from related parties	10,708	10,268
Other assets	27,806	26,408
Goodwill	18,995	18,995

Total assets	$124,097	$124,617

LIABILITIES AND STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$2,073	$2,984
Accounts payable	14,130	16,120
Accrued expenses	11,679	9,251

Total current liabilities	27,882	28,355
Long-term debt less current portion	97,250	94,345
Other liabilities	2,377	2,323
Deferred income taxes	3,461	4,808

Total liabilities	130,970	129,831

Redeemable preferred stock units	14,561	14,016

Redeemable preferred stock	3,994	3,844

Common stockholder’s deficit:
Common stock, Class A par value $.01 per share; authorized 23,678 shares; 6,408 issued and outstanding
Retained deficit	(25,428)	(23,074)

Total common stockholder’s deficit	(25,428)	(23,074)

Total liabilities and stockholder’s deficit	$124,097	$124,617

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2003	2002	2003	2002
Net sales	$93,667	$112,359	$33,461	$36,863
Cost of sales	70,868	89,340	25,707	28,951

Gross profit	22,799	23,019	7,754	7,912
Selling, general and administrative expenses	18,286	18,278	6,371	5,904

Operating income	4,513	4,741	1,383	2,008
Other expenses (income)
Interest income	(474)	(343)	(158)	(116)
Interest expense	7,952	7,101	2,677	2,392

Loss before income taxes	(2,965)	(2,017)	(1,136)	(268)
Benefit for income taxes	(1,097)	(747)	(423)	(65)

Net loss	$(1,868)	$(1,270)	$(713)	$(203)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDER’S DEFICIT

For the Nine Months Ended September 30, 2003

(in thousands except share data)

(Unaudited)

	Common Stock	Retained (Deficit)	Total Stockholder’s Deficit
Balance as of December 31, 2002	$	$(23,074)	$(23,074)
Net loss for the nine months ended September 30, 2003		(1,868)	(1,868)
Redeemable preferred stock unit dividends, net of tax of $209		(336)	(336)
Redeemable preferred stock dividends (19,952 shares at $7.50 per share)		(150)	(150)

Balance as of September 30, 2003	$	$(25,428)	$(25,428)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2003 and 2002

(in thousands)

(unaudited)

	2003	2002
Net cash provided (used ) by operating activities	$665	$(3,588)

Cash flows from investing activities:
Purchase of property, plant and equipment	(610)	(3,270)
Proceeds from sale of assets	37	73

Net cash used by investing activities	(573)	(3,197)

Cash flows from financing activities:
Borrowings of long-term debt	25,000	9,258
Repayments of long-term debt	(23,005)	(2,473)
Debt issuance costs	(2,087)

Net cash (used) provided by financing activities	(92)	6,785

Net decrease in cash	0	0
Cash and cash equivalents at beginning of period

Cash and cash equivalents at end of period	$0	$0

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Report Preparation

The accompanying condensed consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with accounting principles generally accepted in the United States and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company’s December 31, 2002 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first nine months of 2003 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company’s consolidated financial statements included in the annual report on Form 10-K.

2.    Inventories

	September 30, 2003	December 31, 2002
	(in thousands)
Finished goods	$10,923	$10,655
Work-in-process	2,348	2,007
Raw materials	5,263	5,569

	18,534	18,231
Less excess and obsolete reserve	1,652	1,520

	$16,882	$16,711

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

4.    Segment Information

The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company’s method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the nine months and three months ended September 30:

	Nine Months Ended September 30		Three Months Ended September 30
	2003	2002	2003	2002
	(in thousands)
Net sales to external customers:
Manufactured Products	$65,640	$68,734	$20,852	$21,214
Engineering Services	28,027	43,625	12,609	15,649

Total net sales to external customers	$93,667	$112,359	$33,461	$36,863

Net sales to internal customers:
Manufactured Products	$2,356	$2,905	$1,013	$1,139
Engineering Services	84	171	27	40

Total net sales to internal customers	$2,440	$3,076	$1,040	$1,179

Total net sales
Manufactured Products	$67,996	$71,639	$21,865	$22,353
Engineering Services	28,111	43,796	12,636	15,689

Total net sales	96,107	115,435	34,501	38,042
Elimination of net sales to internal customers	2,440	3,076	1,040	1,179

Total consolidated net sales	$93,667	$112,359	$33,461	$36,863

Earnings (loss) before interest, taxes and amortization:
Manufactured Products	$8,972	$8,468	$3,288	$2,698
Engineering Services	77	(281)	(586)	289

Total segment earnings	9,049	8,187	2,702	2,987
Corporate expenses	(4,536)	(3,446)	(1,319)	(979)
Interest income	474	343	158	116
Interest expense	(7,952)	(7,101)	(2,677)	(2,392)

Consolidated loss before income taxes	$(2,965)	$(2,017)	$(1,136)	$(268)

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

	September 30, 2003
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$12,769	$33,094		$45,863
Noncurrent assets	59,102	44,730	$(25,598)	78,234

Total assets	$71,871	$77,824	$(25,598)	$124,097

Current liabilities	$8,673	$18,876		$27,549
Total liabilities	$75,526	$55,444		$130,970

	December 31, 2002
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$13,492	$33,013		$46,505
Noncurrent assets	59,266	42,325	$(23,479)	78,112

Total assets	$72,758	$75,338	$(23,479)	$124,617

Current liabilities	$10,087	$18,268		$28,355
Total liabilities	$74,993	$54,838		$129,831

	Nine months ended September 30, 2003
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$22,886	$71,866	$(1,085)	$93,667
Gross profit	8,190	14,609		22,799
(Loss) income before income tax	(2,965)	3,629	(3,629)	(2,965)
Net (loss) income	(1,868)	2,129	(2,129)	(1,868)
Cash provided by operating activities	131	534		665
Cash used in investing activities	(61)	(512)		(573)
Cash used in financing activities	(70)	(22)		(92)

	Nine months ended September 30, 2002
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$24,544	$88,797	$(982)	$112,359
Gross profit	7,886	15,133		23,019
(Loss) income before income tax	(2,017)	3,150	(3,150)	(2,017)
Net (loss) Income	(1,270)	1,798	(1,798)	(1,270)
Cash (used in) provided by operating activities	(5,481)	1,893		(3,588)
Cash used in investing activities	(246)	(2,951)		(3,197)
Cash provided by financing activities	5,727	1,058		6,785

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended September 30, 2003
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$7,933	$26,088	$(560)	$33,461
Gross profit	3,185	4,569		7,754
(Loss) income before income tax	(1,136)	383	(383)	(1,136)
Net (loss) Income	(713)	181	(181)	(713)

	Three months ended September 30, 2002
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$8,241	$28,890	$(268)	$36,863
Gross profit	2,712	5,200		7,912
(Loss) income before income tax	(268)	1,249	(1,249)	(268)
Net (loss) Income	(203)	776	(776)	(203)

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

Results of Operations

Three Months Ended September 30, 2003 Compared to Three Months Ended September 30, 2002

Net Sales:  Net sales for the quarter ended September 30, 2003 decreased $3.4 million, or 9.2%, to $33.5 million from $36.9 million for the corresponding period in 2002. The Engineering Services Segment’s sales decreased $3.0 million, or 19.4% to $12.6 million from $15.6 million for the corresponding period in 2002 due to a delay in commitments to major capital projects. For the quarter ended September 30, 2003 the Engineering Services Segment had four projects with sales in excess of $500,000, totalling $9.1 million in sales, compared to five such projects totalling $13.3 million in sales for the quarter ended September 30, 2002. This decrease in projects in excess of $500,000 was partially offset with increased sales from smaller projects, each with individual sales less than $500,000. For the quarter ended September 30, 2003 the Engineering Services Segment had sales from these smaller projects of $3.5 million compared to $2.3 million for the quarter ended September 30, 2002. The Manufactured Products Segment’s sales decreased $0.4 million, or 1.7%, primarily due to the decrease of fastener sales and sales of fabricated equipment, partially offset with increased sales of centrifugal dryers.

Gross Profit:  Gross profit for the quarter ended September 30, 2003 of $7.8 million was $0.1 million or 2.0% lower than the gross profit of $7.9 million for the corresponding period in 2002 due to the lower sales level. As a percentage of net sales, the gross profit increased to 23.2% for the quarter ended September 30, 2003 from 21.5% for the corresponding period in 2002. The increase resulted from a higher percentage of sales from the Manufactured Products Segment, which earns a higher margin on sales than the Engineering Services Segment.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses of the Company for the quarter ended September 30, 2003 of $6.4 million were $0.5 million or 7.9% above the selling, general and administrative expenses of $5.9 million for the corresponding period in 2002. This was due to higher employee related costs. As a percentage of net sales, selling, general and administrative expenses increased from 16.0% for the quarter ended September 30, 2002 to 19.0% for the quarter ended September 30, 2003 due to decreased sales.

Interest Income:  Interest income of the Company for the quarter ended September 30, 2003 of $0.2 million approximated interest income for the corresponding period ended September 30, 2002.

Interest Expense:  Interest expense of the Company for the quarter ended September 30, 2003 of $2.7 million increased $0.3 million or 11.9% from $2.4 million for the corresponding period in 2002. This increase was due to the higher debt level and higher interest rates.

Benefit for Income Taxes:  Benefit for income taxes of the Company for the quarter ended September 30, 2003 of $0.4 million compared to $0.1 million for the quarter ended September 30, 2002. The increase of $0.3 million was due to the larger loss before income taxes for the quarter ended September 30, 2003.

Net Loss:  The net loss for the Company for the quarter ended September 30, 2003 of $0.7 million was $0.5 million higher than the net loss of $0.2 million for the quarter ended September 30, 2002 for the reasons discussed above.

Nine months ended September 30, 2003 Compared to Nine months ended September 30, 2002

Net Sales:  Net sales for the nine months ended September 30, 2003 decreased $18.7 million, or 16.6%, to $93.7 million from $112.4 million for the corresponding period in 2002. The Engineering Services Segment’s sales decreased $15.6 million, or 35.8%. For the nine months ended September 30, 2003 the Company had seven projects with sales in excess of $1.0 million, totalling $19.3 million, compared to seven such projects, totalling $34.3 million for the nine months ended September 30, 2002. The Manufactured Products Segment’s sales decreased $3.1 million, or 4.5%, primarily due to decreased sales of fabricated equipment and fasteners.

Gross Profit:  Gross profit for the nine months ended September 30, 2003 decreased $0.2 million to $22.8 million from $23.0 million for the corresponding period in 2002. As a percentage of net sales the gross profit increased to 24.3% for the nine months ended September 30, 2003 from 20.5% for the nine months ended September 30, 2002. Within the Engineering Services Segment the gross profit of $3.6 million was $0.4 million or 10.2% lower than the gross profit of $4.0 million for the corresponding period in 2002. The lower gross profit resulted from the lower sales level, partially offset with a higher gross profit margin earned as a percentage of sales. For the nine months ended September 30, 2003 the Engineering Services Segment’s gross profit increased to 12.9% from 9.2% for the nine months ended September 30, 2002. Within the Manufactured Products Segment the gross profit of $19.2 million increased $0.2 million or 1.0% from $19.0 million for the corresponding period in 2002 due to a higher gross profit margin earned as a percentage of sales, partially offset with the lower sales level. As a percentage of sales the Manufactured Products Segment’s gross profit increased to 29.2% from 27.6%.

Selling, General and Administrative Expenses:  Selling, general and administrative expenses of the Company for the nine months ended September 30, 2003 of $18.3 million approximated the expense for the corresponding period ended September 30, 2002.

Interest Income:  Interest income of the Company of $0.5 million for the nine months ended September 30, 2003 increased $0.2 million or 38.1% from $0.3 million for the corresponding period in 2002. The increase was due to higher interest on officers’ notes.

Interest Expense:  Interest expense of the Company for the nine months ended September 30, 2003 of $8.0 million was $0.9 million higher than the interest expense of $7.1 million for the corresponding period in 2002. This increase was due to an increased debt level and higher interest rates.

Benefit for Income Taxes:  Benefit for income taxes of the Company for the nine months ended September 30, 2003 of $1.1 million was $0.4 million higher than the benefit for income taxes of $0.7 million for the nine months ended September 30, 2002 due to the larger loss before taxes for the nine month period ended September 30, 2003.

Net Loss:  The net loss for the Company for the nine months ended September 30, 2003 of $1.9 million compared to net loss of $1.3 million for the nine months ended September 30, 2002 for the reasons discussed above.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2003 of $0.7 million was generated from the net loss adjusted for non-cash charges, increased accrued expenses, and decreased accounts receivable. These provisions were partially offset with cash used to decrease accounts payable, increase prepaid expenses and other assets and increase inventory. Included in non-cash charges for the nine months ended September 30, 2003 was depreciation of $2.3 million and other deferred charges of $1.0 million, partially offset with pension income of $0.8 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

Cash used in investing activities for the nine months ended September 30, 2003 of $0.6 million consisted of capital expenditures resulting from the Company’s regular practice of upgrading and maintaining its equipment base and facilities.

Cash used by financing activities for the nine months ended Sepember 30, 2003 of $0.1 million consisted of debt issuance costs of $2.1 million and the repayment of long-term debt of $23.0 million, partially offset with the issuance of $25.0 million of long-term debt.

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

Backlog

The Company’s backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at September 30, 2003 was $95.4 million. Approximately $9.2 million relates to the Manufactured Products Segment, with the remainder of $86.2 million relating to the Engineering Services Segment. A substantial majority of current backlog is expected to be realized in the next twelve months.

Safe Harbor

Statements herein regarding the Company’s ability to meet its liquidity requirements, and the Company’s expected realization of current backlog constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Further, statements herein regarding the Company’s performance in future periods are subject to risks relating to, deterioration of relationships with, or the loss of material customers or suppliers, possible product liability claims, decreases in demand for the Company’s products, and adverse changes in general market and industry conditions and any resulting inability to comply with the financial covenants imposed by the Company’s credit facility. Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continues to use its reputation in the United States to expand into international markets. In the nine months ended September 30, 2003 approximately 12% of the Company’s net sales were attributable to services provided or products sold for use outside the United States, primarily to Australia. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company’s business, financial condition, results of operation and debt service capability. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company’s foreign operations, or expansion thereof, would not have a material adverse effect on the Company’s business, financial condition, results of operations and debt service capability.

ITEM 4.	CONTROLS AND PROCEDURES

Elgin National Industries Inc. management, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evalution.

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

ELGIN NATIONAL INDUSTRIES, INC.

By:	/s/ WAYNE J. CONNER
Name:	Wayne J. Conner
Title:	Vice President, Treasurer, and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: November 10, 2003

EXHIBITS INDEX

Exhibit Number	Document Description	Footnote Reference
3.1	Certificate of Incorporation of Elgin National Industries, Inc.	(3)

3.2	Bylaws of Elgin National Industries, Inc.	(3)

4.1	Indenture dated November 5, 1997, between Elgin National Industries, Inc., subsidiaries and Norwest Bank Minnesota, as Trustee.	(2)

4.2	Form of 11% Senior Note due 2007 (included in Exhibit 4.1).	(2)

4.3	Registration Rights Agreement dated November 5, 1997, by and among Elgin National Industries, Inc., certain of its subsidiaries, and BancAmerica Robertson Stephens and CIBC Wood Gundy Securities Corp.	(3)

4.4	Form of Subsidiary Guaranty (included in Exhibit 4.1).	(2)

10.1	Credit Agreement dated as of September 24, 1993, as Amended and Restated as of November 5, 1997, by and among Elgin National Industries, Inc., various financial institutions, and Bank of America National Trust and Savings Association, individually and as agent.	(2)

10.2	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Fred C. Schulte.*	(2)

10.3	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Charles D. Hall.*	(2)

10.4	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Wayne J. Conner.*	(2)

10.5	The Elgin National Industries, Inc. Supplemental Retirement Plan dated as of 1995, and effective January 1, 1995.*	(3)

10.6	Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10.7	First Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of March 1, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10.8	Second Amended to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of June 28, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10.9	Third Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of March 31, 2002 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(5)

10.10	Waiver and Fourth Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of September 30, 2002 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(6)

10.11	Loan and Security Agreement, dated February 10, 2003 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, Arranger and administrative agent and Ableco Finance LLC, as lender.	(7)

Exhibit Number	Document Description	Footnote Reference
10.12	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Charles D. Hall.	(8)

10.13	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Fred C. Schulte.	(8)

10.14	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Wayne J. Conner.	(8)

21	Subsidiaries of Elgin National Industries, Inc.	(2)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.	(1)

(1)	Filed within
(2)	Incorporated by reference to Pre-Effective Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on December 30, 1997 .
(3)	Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.
(4)	Incorporated by reference to Form 10-Q of the Company (File No. 001-03771) filed with the Commission on August 10, 2001.
(5)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on May 15, 2002
(6)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on November 12, 2002.
(7)	Incorporated by reference to Form 8-K of the Company (File No. 001-05771) filed with the Commission on February 18, 2003.
(8)	Incorporated by reference to Form 10-K of the company (File No. 001-05771) filed with the Commission on March 27, 2003.
*	Management contract or compensatory plan or arrangement