Form 10-K
period 2003-12-31
ELGIN NATIONAL INDUSTRIES INC
filed 2004-03-29
CIK 32346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2003

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-43523

ELGIN NATIONAL INDUSTRIES, INC.

(Exact name of registrant as specified in its charter)

Delaware	36-3908410
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

2001 Butterfield Road, Suite 1020, Downers Grove, Illinois 60515-1050

(Address of principal executive offices)

Telephone Number: 630-434-7243

Registrant’s telephone number, including area code

Securities registered pursuant to Section 12(b) of the Act:

None

Securities registered pursuant to Section 12(g) of the Act:

None

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.    ☒  Yes        ☐  No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (SS 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is an accelerated filer (as defined in Rule 12b-2 of the Act)    ☐  Yes        ☒  No

As of March 27, 2004, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock. As of June 28, 2003, the aggregate market value of the voting stock held by non-affiliates of the registrant is $0 because all voting stock is held by an affiliate of the registrant.

ELGIN NATIONAL INDUSTRIES, INC.

ii

PART I

ITEM 1.    BUSINESS

Overview

Elgin National Industries, Inc., incorporated in 1962, was a publicly traded company listed on the NYSE until it was taken private in 1988 through the leveraged acquisition of stock of Elgin National Industries, Inc. by The Jupiter Corporation (“Jupiter”), a private diversified holding company. In September 1993, an investor group led by institutional investors and Senior Management (consisting of Fred C. Schulte, Charles D. Hall and Wayne J. Conner) formed ENI Holding Corp. (“ENI”), and ENI acquired the capital stock of Elgin National Industries, Inc. from Jupiter in a leveraged buyout. Through the years Elgin National Industries, Inc. has had strategic acquisitions and divestitures assisting the company in reducing leverage and, Management believes, focusing on strengthening its businesses. In 2001 Elgin National Industries, Inc. acquired Leland Powell Fasteners, Inc., (“Leland”), a manufacturer of specialty fasteners located in Martin, Tennessee to further strengthen its Manufactured Products Segment.

On November 5, 1997, ENI and Elgin National Industries, Inc. completed a recapitalization intended to retire certain existing indebtedness, redeem the equity interests of outside institutional investors, merge Elgin National Industries, Inc. into ENI and vest (directly or indirectly) in Senior Management ownership of all of the issued and outstanding capital stock of the surviving entity. The components of the recapitalization were (i) the offering of $85,000,000 11% Senior Notes due 2007 (the “Offering”), (ii) ENI using part of the proceeds of the Offering to repurchase all of the common stock, preferred stock and common stock warrants of ENI not owned by Senior Management; (iii) Elgin National Industries, Inc. using part of the proceeds of the Offering to retire all senior subordinated indebtedness, including the payment of prepayment fees; (iv) Elgin National Industries, Inc. merging into ENI, with ENI remaining as the surviving entity; (v) following such merger, ENI changing its name to Elgin National Industries, Inc. (items (iv) and (v) resulting in the entity referred to herein as the “Company” or “Elgin”); and (vi) the Company and certain of its subsidiaries entering into an amended senior credit facility (the “Senior Credit Facility”) (the matters described at items (i) through (vi) above being the “Recapitalization Transactions.”)

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

The Manufactured Products Segment is comprised of Ohio Rod Products Company (“Ohio Rod”), Tabor Machine Company (“Tabor”), Norris Screen and Manufacturing Inc. (“Norris”), Centrifugal and Mechanical Industries (“CMI”), Centrifugal Services, Inc. (“CSI”), Mining Controls, Inc. (“Mining Controls”), Chandler Products (“Chandler”), Clinch River Corporation (“Clinch”) Vanco International, Inc. (“Vanco”), Leland Powell Fasteners, Inc. (“Leland”) and Best Metal Finishing Inc. (“Best Metal”). The Engineering Services Segment is comprised of Roberts & Schaefer Company (“R&S”) and Soros Associates, Inc. (“Soros”).

Manufactured Products Segment

The Manufactured Products Segment, through its eleven business units, manufactures and markets products used primarily in the industrial equipment, durable goods, mining, mineral processing and electric utility industries. The businesses within the Manufactured Products Segment consist of original equipment manufacturers (“OEM”), suppliers of after-market parts and services and manufacturers of components used by original equipment manufacturers. These businesses have supplied their customers with quality products and services for an average of over 41 years. The Manufactured Products Segment has a broad and diverse customer base, with no single customer accounting for more than 10% of the Company’s sales in 2003.

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

Net sales for the Manufactured Products Segment for the year ended December 31, 2003, were $88.4 million. Products are sold through in-house sales personnel, as well as independent sales representatives, supported by engineer and technical services support personnel.

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

Engineering Services Segment

The Engineering Services Segment provides design, engineering, procurement and construction management services principally to the mining, mineral processing, electric utility and rail and marine transportation industries. Depending upon the needs of the client, these services are provided on either an unbundled (i.e. task-specific) basis or a full project turnkey basis. Historically, the Engineering Services Segment provided its services primarily to the United States coal mining industry. The Engineering Services Segment continues to diversify into markets, which include electric utility, aggregates, industrial minerals, base metals and precious metals. Today, the Engineering Services Segment has a broad, well-balanced customer base within these industries and derived approximately 70% of its net sales from customers outside the coal-mining industry during 2003. Net sales for the Engineering Services Segment for the year ended December 31, 2003 were $56.1 million.

The Engineering Services Segment provides engineering services including evaluating the feasibility of the customer’s proposal (from both a cost and engineering standpoint), translating the customer’s concept to a workable design, or providing bankable feasibility studies, detailed engineering drawings and extensive engineering support in effecting the realization of a design. In turnkey projects, the Engineering Services Segment performs all service activities necessary for project completion, including design, subcontracting, equipment procurement, construction management and startup. The Engineering Services Segment also provides equipment procurement on behalf of its customers, involving the designation and sourcing of equipment to meet the customer’s requirements.

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

The Engineering Services Segment provides its services, ranging from engineering only services to turnkey project completion, primarily to the mining, mineral processing, electric utility and rail and marine transportation industries, with a diversified customer base including a number of leading domestic and international mining companies, electric utility companies and transportation companies. Engineering only services range in size from under $10,000 to several hundred thousand dollars. The Engineering Services Segment’s turnkey services include full project responsibility for the design and construction of mineral processing and bulk material handling facilities. The Engineering Services Segment focuses on turnkey projects of less than $25 million, with most such projects significantly smaller. Total backlog for the Engineering Services Segment at December 31, 2003 was $72.3 million.

Management believes that targeting projects in the range of $1 million to $25 million gives the Engineering Services Segment two strategic advantages. First, this is a niche of the mineral processing and material handling markets that generally does not attract larger firms, permitting the Engineering Services Segment to compete with smaller, local and regional contractors that may lack the Engineering Services Segment’s experience and capabilities. Second, by maintaining a larger portfolio of smaller projects, the Engineering Services Segment is better able to manage the risk inherent in its business.

The Engineering Services Segment has a broad and diversified customer base, having executed projects in the electric utility, aggregates, industrial minerals and base metal industries. The Engineering Services Segment has also been successful in further diversifying their markets to include international work. During 2003, approximately 28% of the net sales of the Engineering Services Segment were from international projects.

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

Supplies

The Company acquires substantially all of its raw materials from outside sources. The basic raw materials primarily used in the Manufactured Products Segment are flat sheet metal, coiled wire or rod and various forms of stainless steel materials. Additionally, the Manufactured Products Segment acquires circuit breakers, components, transformer cores, motor drive units and purchased finished goods from outside sources. The Company subcontracts certain fabrication work to other suppliers. The Company is dependent on the ability of such fabrication suppliers for timely delivery, performance and quality specifications. The Engineering Services Segment sources many different types of components in the construction of plant facilities, which in certain cases are sold directly to the Company’s customer by the selected supplier. These include equipment such as vibrating screens, centrifuge dryers, flotation units and other finished products. The Company believes there are numerous sources of supply for the different materials used in its operations.

Employees

As of December 31, 2003, the Company had approximately 690 employees. Approximately 17 employees of the Company at CMI’s St. Louis, Missouri facility are represented by District 8 of the International Association of Machinists and Aerospace Workers (“IAM”) and are covered by a contract between CMI and the IAM effective from March 1, 1998 through March 31, 2003. CMI and IAM signed a new contract that will be effect from April 1, 2003 through March 31, 2006. Approximately seven employees of TranService, Inc., a wholly owned subsidiary of the Company, are represented by the United Mine Workers of America (“UMWA”) and are covered by the National Bituminous Coal Wage Agreement expiring on December 31, 2006. The Company believes that its relations with its employees are generally good.

ITEM 2.    PROPERTIES

The Company and its businesses conduct operations from the following primary facilities:

Business	Location	Principal Function	Owned/ Leased	Approximate Square Footage
Elgin	Downers Grove, IL	Headquarters	Leased	6,470
Ohio Rod	Versailles, IN	Manufacturing	Owned	93,350
Chandler Products	Euclid, OH	Manufacturing	Owned	88,000
Mining Controls	Beckley, WV	Manufacturing	Owned	44,925
CMI	St. Louis, MO	Manufacturing	Owned	63,295
CSI	Raleigh, IL	Manufacturing	Owned	16,166
			Leased	18,245
Tabor	Bluefield, WV	Manufacturing	Owned	44,000
Norris	Princeton, WV	Manufacturing	Owned	12,700
Clinch River	Cedar Bluff, VA	Manufacturing	Owned	56,300
Vanco	Batavia, IL	Distribution	Leased	30,890
R & S	Chicago, IL &	Office	Leased	16,200
	Salt Lake City, UT	Office	Leased	25,267
R & S Australia	Brisbane, Australia	Office	Leased	1,400
Soros	Chicago, IL	Office	Leased	5,800
Leland	Martin, Tenn	Manufacturing	Owned	92,000
Best Metal	Osgood, IN	Manufacturing	Owned	42,000

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

In connection with the 1993 leveraged buyout of the Company, The Jupiter Corporation (the former ultimate parent entity of the Company) agreed to indemnify the Company against various claims and ongoing litigation and assumed the defense of such litigation. The litigation includes a wrongful death product liability claim against R&S in connection with an accident at a work site. Although the Company believes that Jupiter and its insurance carrier are performing on the indemnity obligations, there can be no assurance that they will continue to do so or that the Company would successfully recover on the indemnity in the event of an adverse judgment against R&S or adverse outcomes in any other proceeding. In any such case, the Company would bear the cost of defense and any adverse judgment. One or more such adverse judgments could materially and adversely effect the Company’s business, financial condition, results of operations and debt service capability.

Environmental

The Company is subject to a variety of foreign, federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials used in its manufacturing processes. The Company has not historically incurred any material adverse effect on its business, financial condition, results of operations or cash flow as a result of the Company’s compliance with U.S. federal, state, provincial, local or foreign environmental laws or regulations or remediation costs. Some risk of environmental liability and other costs is inherent, however, in the nature of the businesses conducted by the Manufactured Products Segment, which have been in operation for an average of over 41 years and have performed little invasive testing at their sites. In addition, businesses previously operated by the Company have been sold. There can be no assurance that future identification of contamination at its current or former sites or at third party-owned sites where waste generated by the Company has been disposed of would not have a material adverse effect on the Company’s business, results of operations, financial condition or debt service capability. Any failure by the Company to obtain required permits for, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability. Such liability could have a material adverse effect on the Company’s business, financial condition, results of operations and debt service capability.

The Company has been named as a potentially responsible party by the New York Department of Environmental Conservation for clean-up costs at the Company’s former manufacturing facility in Orangeburg, New York. The Company has obtained the agreement of its former ultimate parent entity to indemnify it against losses, damages and costs arising out of such action. Although the Company believes that the indemnitor has performed its obligations on this site to date, there can be no assurance that it will continue to do so or that the Company would successfully recover on the indemnity. In such a case, the Company would bear the cost of any remediation, which costs could be significant and materially and adversely effect the Company’s business, financial condition, results of operations and debt service capability.

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.    MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED

STOCKHOLDER MATTERS

There is no established public offering market for the outstanding common equity of the Company and 100% of its outstanding common equity is beneficially owned by Senior Management.

The ability of the Company to pay dividends is governed by restrictive covenants contained in the indenture governing its publicly-held debt as well as restrictive covenants contained in the Company’s Loan and Security Agreement. As a result of these restrictive covenants, the Company was limited in the amount of dividends it was allowed to pay on December 31, 2003. The Company did not pay any dividends in the years ended December 31, 2003, 2002 and 2001.

ITEM 6.    SELECTED FINANCIAL DATA

The following table presents selected historical financial information of the Company, as of the dates and for the periods indicated. The historical financial data as of December 31, 1999, 2000, 2001, 2002 and 2003 was derived from the audited consolidated financial statements of the Company. The selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and notes thereto.

Selected Financial Data

	Fiscal Year Ended December 31,
	1999	2000	2001		2002		2003
	(dollars in thousands)
Statement of Operations Data:
Net sales	$150,307	$163,370		$191,551		$149,000	$144,545
Cost of sales	110,917	124,378		149,988		116,730	112,056

Gross profit	39,390	38,992		41,563		32,270	32,489
Selling, general and administrative expenses(a)	24,888	24,419		24,850		27,007	24,928
Goodwill amortization	386	419		1,088

Operating income	14,116	14,154		15,625		5,263	7,561
Other expenses:
Interest expense, net	7,844	7,676		8,810		8,747	9,975

Income (loss) before income taxes	6,272	6,478		6,815		(3,484)	(2,414)
Provision (benefit) for income taxes (a)	2,758	2,605		3,309		(1,501)	(302)

Net income (loss)	$3,514	$3,873		$3,506		$(1,983)	$(2,112)

Other Financial Data:
Gross margin %	26.2%	23.9%		21.7%		21.7%	22.5%
Depreciation and amortization	$3,149	$3,182		$4,604		$3,707	$4,067
Capital expenditures	2,600	4,337		4,440		3,572	763
Net cash provided by (used in) operating activities	7,602	10,674		5,619		(2,598)	4,488
Net cash provided by (used in) investing activities	(8,506)	(6,395)		(24,780)		(3,497)	(717)
Net cash provided by (used in) financing activities	(3,376)	(6,959)		16,140		6,095	(656)
Operating Unit Data:
Net Sales:
Manufactured Products Segment	$77,312	$80,036		$99,080		$93,562	$88,411
Engineering Services Segment	72,995	83,334		92,471		55,438	56,134

Total Net Sales	$150,307	$163,370		$191,551		$149,000	$144,545

Balance Sheet Data:
Cash and cash equivalents	$5,701	$3,021	$		$		$3,391
Working capital less cash and cash equivalents	7,140	10,219		12,381		18,150	13,668
Property, plant and equipment, net	15,754	17,935		22,070		22,441	20,308
Total assets	106,704	112,464		137,746		124,617	133,387
Total debt	81,059	74,100		91,234		97,329	98,760
Redeemable preferred stock and redeemable preferred stock units	15,080	16,006		16,933		17,860	18,787
Stockholder’s deficit	(26,532)	(23,305)		(20,445)		(23,074)	(25,560)

(a)	In 1999 the gain on early extinguishment of debt resulted from the repurchase of the Company’s senior notes net of amortization of related finance costs. The net gain of $380,000 was reclassified from extraordinary item of which $619,000 was reclassified as a reduction to SG & A expense with offsetting provision of income taxes of $239,000 in accordance with FASB 145.

ITEM 7.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

Variability of Revenues and Cash Flows

The Engineering Services Segment’s project base is typically comprised of over 100 projects in process each year. At any given time, this project base includes a substantial majority of small projects (which the Company defines as producing less than $1.0 million in annual sales) as well as a number of larger projects (which the Company defines as producing $1.0 million or more in annual sales). The Company’s revenues from these larger projects tend to fluctuate from year to year depending on the number of such projects in process and the respective status of each project. In addition, these larger projects often extend over more than one year, causing potential fluctuations in revenues and cash flows. The Company uses the percentage of completion method of accounting for its engineering services contracts. Under this method of accounting, the degree of completion of each contract is generally determined by comparing the costs incurred to date to the total costs anticipated for the entire contract, taking into account the current estimates of cost to complete the contract. Revenue is recognized on each contract as a percentage of the total contract revenue in proportion to the degree of the project’s completion. Management routinely reviews total estimated costs to complete each contract and revises the estimated gross margin on the contract accordingly. Losses are recognized in full in the period in which they are determined. Cash flows can vary significantly from period to period, depending on the terms of the larger contracts then in force. In some contracts, the customers provide full or partial advance cash payments prior to performance by the Company. In other contracts, receipts follow disbursements in varying degrees. As a result, reported operating income of the Engineering Services Segment for any period is not necessarily indicative of cash flow for that period.

Results of Operations

The following tables set forth, for the periods indicated, amounts derived from the Company’s consolidated statements of operations and related percentages of net sales. There can be no assurance that the trends in operating results will continue in the future.

Company Consolidated

(dollars in millions)

	For the Fiscal Year Ended December 31,
	2001		2002		2003
Net sales	$191.5	100.0%	$149.0	100.0%	$144.5	100.0%
Cost of sales	150.0	78.3	116.7	78.3	112.0	77.5
Gross profit	41.5	21.7	32.3	21.7	32.5	22.5
Selling, general & administrative expenses	24.8	12.9	27.0	18.1	24.9	17.2
Goodwill amortization	1.1	0.6
Operating income	15.6	8.2	5.3	3.6	7.6	5.3
Interest expense, net	8.8	4.6	8.8	5.9	10.0	6.9
Income (loss) before income taxes	6.8	3.6	(3.5)	(2.3)	(2.4)	(1.6)
Provision (benefit) for income taxes	3.3	1.7	(1.5)	(1.0)	(0.3)	(0.2)
Net income (loss)	3.5	1.9	(2.0)	(1.3)	(2.1)	(1.4)

Manufactured Products Segment

(dollars in millions)

	For the Fiscal Year Ended December 31,
	2001		2002		2003
Net sales	$99.1	100.0%	$93.6	100.0%	$88.4	100.0%
Cost of sales	69.2	69.8	67.1	71.7	61.1	69.1
Gross profit	29.9	30.2	26.5	28.3	27.3	30.9

Engineering Services Segment

(dollars in millions)

	For the Fiscal Year Ended December 31,
	2001		2002		2003
Net sales	$92.4	100.0%	$55.4	100.0%	$56.1	100.0%
Cost of sales	80.8	87.4	49.6	89.6	50.9	90.8
Gross profit	11.6	12.6	5.8	10.4	5.2	9.2

Year Ended December 31, 2003 Compared to Year Ended December 31, 2002

Net Sales:    Net sales for the Manufactured Products Segment for the year ended December 31, 2003 decreased $5.2 million, or 5.5%, to $88.4 million from $93.6 million for the corresponding period in 2002. The decreased sales level was due to decreased sales of fabricated equipment and fasteners.

Net sales for the Engineering Services Segment for the year ended December 31, 2003 increased $0.7 million, or 1.3%, to $56.1 million from $55.4 million for the corresponding period in 2002 due primarily to increased sales of larger engineering projects with sales greater than $1.0 million, partially offset with decreased sales from smaller jobs. In 2003 the Engineering Services Segment had $46.2 million in sales from ten larger projects compared to $43.2 million from seven larger projects for 2002. Sales from smaller jobs with sales less than $1.0 million each decreased to $9.9 million for the year ended 2003 from $12.2 million for 2002.

Cost of Sales:    Cost of sales for the Manufactured Products Segment for the year ended December 31, 2003 decreased $6.0 million, or 8.9%, to $61.1 million from $67.1 million for the corresponding period in 2002 due to the decreased sales level. The Manufactured Products Segment’s cost of sales as a percentage of net sales decreased to 69.1% for the year ended December 31, 2003 from 71.7% for the corresponding period in 2002 due to higher margins earned on centrifugal dryer sales, screen sales and fasteners, partially offset with costs associated with the new plating facility which began operations in 2003.

Cost of sales for the Engineering Services Segment for the year ended December 31, 2003 increased $1.3 million, or 2.5%, to $50.9 million from $49.6 million for the corresponding period in 2002 due to the higher sales level. As a percentage of net sales, the Engineering Services Segment’s cost of sales increased to 90.8% for the year ended December 31, 2003 from 89.6% for the corresponding period in 2002 due to higher costs as a percentage of sales associated with the larger projects.

Gross Profit:    Gross profit for the Manufactured Products Segment for the year ended December 31, 2003 increased $0.8 million, or 3.1%, to $27.3 million from $26.5 million for the corresponding period in 2002 due to the higher margins earned on centrifugal dryers, screens and fasteners, partially offset with the lower sales level and costs from the plating facility. The Manufactured Products Segment’s gross profit as a percentage of net sales increased to 30.9% for the year ended December 31, 2003 from 28.3% for the corresponding period in 2002.

Gross profit of the Engineering Services Segment for the year ended December 31, 2003 decreased $0.6 million, or 10.3%, to $5.2 million from $5.8 million for the corresponding period in 2002 due to the lower sales level in the year ended December 31, 2003. As a percentage of net sales, the Engineering Services Segment’s gross profit decreased to 9.2% for the year ended December 31, 2003 from 10.4% for the corresponding period in 2002 due to lower margins earned on larger projects.

Selling, General and Administrative Expenses:    Selling, general and administrative expenses of the Company of $24.9 million for the year ended December 31, 2003 represented a decrease of $2.1 million in comparison to $27.0 million for the corresponding period in 2002 primarily due to non-cash pension expense of $1.1 million incurred in 2002 compared to non-cash pension income of $1.0 million in 2003.

Operating Income:    Operating income of the Company for the year ended December 31, 2003 of $7.6 million was $2.3 million higher than the operating income of $5.3 million for the corresponding period in 2002 for the reasons discussed above. Operating income as a percentage of net sales increased to 5.3% for the year ended December 31, 2003 from 3.6% for the corresponding period in 2002.

Interest Income:    Interest income of the Company for the year ended December 31, 2003 of $0.7 million approximated interest income for the year ended December 31, 2002.

Interest Expense:    Interest expense of the Company for the year ended December 31, 2003 of $10.6 million was $1.1 million higher than the interest expense of $9.5 million for the year ended December 31, 2002 due to a higher debt level and higher interest rates.

Loss Before Income Taxes:    The Company incurred a loss before income taxes of $2.4 million for the year ended December 31, 2003, compared to $3.5 million for the year ended December 31, 2002, for the reasons discussed above.

Benefit for Income Taxes:    Benefit for income taxes for the year ended December 31, 2003 was $0.3 million, compared to $1.5 million for the year ended December 31, 2002. The Company’s effective tax rate decreased to 13% in 2003 from 43% in 2002 primarily due to foreign losses incurred in 2003 with no current tax benefit.

Net Loss:    The Company had a net loss of $2.1 million for the year ended December 31, 2003, compared to $2.0 million for the year ended December 31, 2002. This decrease of $0.1 million was due to the reasons discussed above.

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

Net sales for the Engineering Services Segment for the year ended December 31, 2002 decreased $37.0 million, or 40.0%, to $55.4 million from $92.4 million for the corresponding period in 2001 due primarily to decreased sales of larger engineering jobs with sales greater than $1.0 million. In 2002 the Engineering Services Segment had $43.2 million in sales from seven larger jobs compared to $81.1 million from fifteen jobs for 2001.

Cost of Sales:    Cost of sales for the Manufactured Products Segment for the year ended December 31, 2002 decreased $2.1 million, or 3.0%, to $67.1 million from $69.2 million for the corresponding period in 2001 due to the decreased sales level. The Manufactured Products Segment’s cost of sales as a percentage of net sales increased to 71.7% for the year ended December 31, 2002 from 69.8% for the corresponding period in 2001 due to lower margins earned on centrifugal dryer sales and steel fabrication work, along with costs associated with the start-up of Best Metal Finishing, a plating facility which will begin operations during the second quarter of 2003.

Cost of sales for the Engineering Services Segment for the year ended December 31, 2002 decreased $31.2 million, or 38.5%, to $49.6 million from $80.8 million for the corresponding period in 2001 due to the lower sales level, partially offset with a reduction of margin on two larger projects. As a percentage of net sales, the Engineering Services Segment’s cost of sales increased to 89.6% for the year ended December 31, 2002 from 87.4% for the corresponding period in 2001.

Gross Profit:    Gross profit for the Manufactured Products Segment for the year ended December 31, 2002 decreased $3.4 million, or 11.4%, to $26.5 million from $29.9 million for the corresponding period in 2001 due to the decreased sales level. The Manufactured Products Segment’s gross profit as a percentage of net sales decreased to 28.3% for the year ended December 31, 2002 from 30.2% for the corresponding period in 2001 due to the lower margins earned on centrifugal dryer sales and steel fabrication work, along with costs associated with the start-up of Best Metal Finishing

Gross profit of the Engineering Services Segment for the year ended December 31, 2002 decreased $5.8 million, or 50.5%, to $5.8 million from $11.6 million for the corresponding period in 2001 due to the lower sales level in the year ended December 31, 2002. As a percentage of net sales, the Engineering Services Segment’s gross profit decreased to 10.4% for the year ended December 31, 2002 from 12.6% for the corresponding period in 2001 due to a reduction of margin on two larger projects.

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

Goodwill Amortization:    Beginning January 1, 2002 the Company discontinued the amortization of goodwill in accordance with the provisions of Statement of Accounting Standards No. 142—Goodwill and Other Intangible Assets. Goodwill amortization was $1.1 million for the year ended December 31, 2001.

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

Interest Expense    Interest expense of the Company for the year ended December 31, 2002 of $9.5 million approximated interest expense for the year ended December 31, 2001.

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

(Benefit) Provision for Income Taxes:    Benefit for income taxes for the year ended December 31, 2002 was $1.5 million, compared to a provision of $3.3 million for the year ended December 31, 2001. The Company’s effective tax rate decreased to 43% in 2002 from 49% in 2001 primarily due to an adjustment to deferred income taxes in 2001.

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

Critical Accounting Policies:

The Company’s consolidated financial statements have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of our consolidated financial statements requires management to make estimates and judgments that affect both the entity’s results of operations as well as the carrying values of its assets and liabilities. Although our significant accounting policies are described in Note 1 of the Notes to Consolidated Financial Statements, the following discussion is intended to describe those accounting policies most critical to the preparation of our consolidated financial statements.

Revenue recognition within the Engineering Services Segment:

Revenues earned through the Engineering Services Segment are recognized on a percentage-of-completion method measured by comparing costs incurred to date with the total estimated costs on each project. The percentage-of-completion method is the preferable method of revenue recognition as set forth in the American Institute of Certified Public Accountants (“AICPA”) Statement of Position 81-1, “Accounting for Performance of Construction-Type and Certain Production-Type Contracts.” Contract costs include engineering costs, direct material and direct labor along with indirect costs related to contract completion. Items that affect changes in the estimate of revenue recognition can include progress against schedule, project staffing, risks and issues, subcontract management, and incurred and estimated costs. Management reviews the overall progress on the contract to determine that the revenue recognized is consistent with the effort expended to date.

Percentage-of-completion revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of effort, and an ongoing assessment of the Company’s progress toward completing the contract. From time to time, as part the Company’s standard management processes, facts develop that require the Company to revise its estimated total costs and revenues. Favorable adjustments to these cost estimates are made and recognized in income over the remaining contract period. Unfavorable adjustments are recorded as soon as they are apparent. Estimated losses on uncompleted contracts are provided in full within the period in which the losses are determinable.

Liquidity and Capital Resources

Net cash generated from operating activities for the year ended December 31, 2003 of $4.5 million was generated from the net loss adjusted for non-cash charges, increased accounts payable and accrued expenses, and decreased prepaid expenses and other assets. These increases in cash were partially offset with cash used to increase accounts receivables and inventories. Cash flows from operations for any specific period are often materially affected by the timing and amounts of payments on contracts of the Engineering Services Segment, and the timing of payments by such Segment for products and services.

Cash used in investing activities for the year ended December 31, 2003 of $0.7 million consisted of capital expenditures in accordance with the Company’s regular practice of upgrading and maintaining its equipment base and facilities.

Cash used financing activities for 2003 was $0.7 million which included repayments of $23.6 million on the Company’s previous credit facility and $2.1 million of debt issuance costs related to a Loan and Security Agreement entered into on February 10, 2003, partially offset with borrowings of $25.0 million on the Loan and Security Agreement.

On February 10, 2003, the Company and its subsidiaries entered into a Loan and Security Agreement to increase its borrowing capacity. Proceeds from the new Senior Credit Facility were used to repay and retire all amounts outstanding under the existing Senior Credit Facility. The new Senior Credit Facility includes three term loans, Term Loan A, Term Loan, B and Term Loan C, having original principal amounts of $7,500,000, $2,500,000 and $15,000,000, respectively. The new Senior Credit Facility also includes a revolver loan with a commitment amount of $27,500,000 subject to borrowing base and other restrictions, as well as restrictions under the Company’s Indenture. Term Loan A requires monthly principal payments of $0.1 million and Term Loan B requires monthly principal payments of $0.1 million, both beginning in May 2003. Term C does not require current principal repayments. The Company’s assets are pledged under the terms of the new Senior Credit Facility.

As of December 31, 2003 the Company had a calculated borrowing base availability of $15.3 million on its revolver loan less $2.9 million in standby letters of credit outstanding, leaving a remaining available balance of $12.4 million.

The Company’s liquidity requirements, both long term (over one year) and short term, are primarily for debt service, working capital needs and capital expenditures. The primary source for meeting these needs has been funds provided by operations and funds available under the Loan and Security Agreement. The Company anticipates that with improved operating results, funds provided from future operations and available credit should be sufficient to meet its anticipated debt service requirements, working capital needs and capital expenditures.

The Company has the following contractual cash obligations outstanding as of December 31, 2003:

Contractual Cash Obligations

	Payments Due by Period
	Total	Less than 1 Year	1-3 Years	4-5 Years	After 5 Years
	(dollars in thousands)
Long Term Debt	$98,760	$2,019	$17,824	$77,954	$963
Operating Leases	4,747	1,752	1,891	812	292

Total Contractual Cash Obligations	$103,507	$3,771	$19,715	$78,766	$1,255

Backlog

The Company’s backlog consists of that portion of contracts for the Engineering Services Segment that have been awarded but not performed and also includes open orders for the Manufactured Products Segment. Backlog at December 31, 2003 was $87.2 million. Approximately $14.9 million relates to the Manufactured Products Segment, with the remaining amount of $72.3 million relating to the Engineering Services Segment. Within the Engineering Services Segment’s backlog at December 31, 2003, $43.3 million relates to an engineering, procurement and construction management project for an aggregate processing plant, and $7.5 million relates to the operation of a coal transport system. A majority of the current backlog is expected to be realized within the next twelve months.

Inflation

Historically, general inflation has had only a minor affect on the operations of the Company and its internal and external sources for liquidity and working capital, and the Company has generally been able to increase prices to reflect cost increases.

Safe Harbor

Statements herein regarding the Company’s ability to meet its liquidity requirements and the anticipated benefits from the Company’s capital expenditures, and the Company’s expected realization of current backlog constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Further, statements herein regarding the Company’s performance in future periods are subject to risks relating to, deterioration of relationships with, or the loss of material customers or suppliers, possible product liability claims, decreases in demand for the Company’s products, and adverse changes in general market and industry conditions. Management believes these forward looking statements are reasonable; however, undue reliance should not be placed on such forward looking statements, which are based on current expectations.

ITEM 7A.    MARKET RISK

In 2003, approximately 14% of the Company’s net sales were attributable to products sold or services provided outside of the United States. In 2003, the majority of the Company’s foreign sales were to companies located in Australia. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company’s business, financial condition, results of operation and debt service capability. Sales from the Australia office of Roberts & Schaefer are usually donominated in Australian dollars. The majority of the Company’s foreign sales and costs originated from any office other than the Australia office of Roberts & Schaefer are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, when possible the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party in the transactions.

ITEM 8.    FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements of Elgin National Industries, Inc.

REPORT OF INDEPENDENT AUDITORS

To the Board of Directors and Stockholder

Elgin National Industries, Inc.

We have audited the consolidated balance sheets of Elgin National Industries, Inc. and Subsidiary Companies as of December 31, 2003 and 2002, and the related consolidated statements of operations, comprehensive income (loss), changes in common stockholder’s deficit and cash flows for each of the three years in the period ended December 31, 2003. Our audit also included the financial schedule listed in the index at Item 15b. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elgin National Industries, Inc. and Subsidiary Companies as of December 31, 2003 and 2002 and the consolidated results of their operations and their cash flows for each of the three years in the period ended December 31, 2003, in conformity with accounting principles generally accepted in the United States. Also, in our opinion, the related financial statement schedule when considered in relation to the basic financial statements, taken as a whole, presents fairly in all material respects the information set therein.

As discussed in Note 7 to the consolidated financial statements, in the year ended December 31, 2002, the Company changed its method of accounting for goodwill.

ERNST & YOUNG LLP

Chicago, Illinois

February 20, 2004

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

December 31, 2003 and 2002

(in thousands except share data)

ASSETS	2003	2002
Current assets:
Cash and equivalents	$3,391	$
Accounts receivable, net	27,062		23,196
Inventories, net	17,495		16,711
Prepaid expenses and other assets	2,277		2,801
Deferred income taxes	3,497		3,797

Total current assets	53,722		46,505
Property, plant and equipment, net	20,308		22,441
Loans receivable from related parties	10,855		10,268
Other assets	29,507		26,408
Goodwill	18,995		18,995

Total assets	$133,387		$124,617

LIABILITIES AND COMMON STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$2,019		$2,984
Accounts payable	25,076		16,120
Accrued expenses	9,568		9,251

Total current liabilities	36,663		28,355
Long-term debt less current portion	96,741		94,345
Other liabilities	2,345		2,323
Deferred income taxes	4,411		4,808

Total liabilities	140,160		129,831

Redeemable preferred stock units	14,743		14,016

Redeemable preferred stock	4,044		3,844

Common stockholder’s deficit:
Common stock, Class A par value $.01 per share; authorized 23,678 shares; 6,408 shares issued and outstanding as of December 31, 2003 and 2002
Retained deficit	(25,836)		(23,074)
Accumulated other comprehensive income	276

Total common stockholder’s deficit	(25,560)		(23,074)

Total liabilities and stockholder’s deficit	$133,387		$124,617

The accompanying notes are an integral part of the consolidated financial statements.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001
Net sales	$144,545	$149,000	$191,551
Cost of sales	112,056	116,730	149,988

Gross profit	32,489	32,270	41,563
Selling, general and administrative expenses	24,928	27,007	24,850
Goodwill amortization			1,088

Operating income	7,561	5,263	15,625
Other expenses (income)
Interest income	(657)	(768)	(741)
Interest expense	10,632	9,515	9,551

(Loss) income before income taxes	(2,414)	(3,484)	6,815
(Benefit) provision for income taxes	(302)	(1,501)	3,309

Net (loss) income	$(2,112)	$(1,983)	$3,506

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001
Net (loss) income	$(2,112)	$(1,983)	$3,506
Other comprehensive income, net of tax of $173
Foreign currency translation adjustments	276

Comprehensive (loss) income	$(1,836)	$(1,983)	$3,506

The accompanying notes are an integral part of the consolidated financial statements.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S DEFICIT

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands except share data)

	Common Stock	Retained (Deficit)	Accumulated Other Comprehensive Income	Total Stockholder’s Deficit
Balance as of December 31, 2000	$—	$(23,305)	$—	$(23,305)

Net income for the year ended December 31, 2001		3,506		3,506
Redeemable preferred stock dividends ( 19,952 shares at $10.00 per share)		(200)		(200)
Redeemable preferred stock unit dividend equivalent, net of tax of $281	—	(446)	—	(446)

Balance as of December 31, 2001	—	(20,445)	—	(20,445)

Net income for the year ended December 31, 2002		(1,983)		(1,983)
Redeemable preferred stock dividends (19,952 shares at $10.00 per share)		(200)		(200)
Redeemable preferred stock unit dividend equivalent, net of tax of $281	—	(446)	—	(446)

Balance as of December 31, 2002	—	(23,074)	—	(23,074)

Net loss for the year ended December 31, 2003		(2,112)		(2,112)
Redeemable preferred stock dividends (19,952 shares at $10.00 per share)		(200)		(200)
Redeemable preferred stock unit dividend equivalent, net of tax of $277		(450)		(450)
Foreign currency translation adjustments net of tax of $173	—	—	276	276

Balance as of December 31, 2003	$—	$(25,836)	$276	$(25,560)

The accompanying notes are an integral part of the consolidated financial statements.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2003, 2002 and 2001

(in thousands)

	2003	2002	2001
Cash flows from operating activities:
Net (loss) income	$(2,112)	$(1,983)	$3,506
Adjustments to reconcile net income to net cash provided by operating activities:
Depreciation	2,874	3,138	2,973
Goodwill amortization			1,088
Amortization of finance costs	1,193	569	543
Provision for deferred income taxes	1,172	1,056	352
Provision (recovery) for doubtful accounts and notes receivable	47	306	(593)
Provision for inventories	125	248	392
(Income) expense from pension overfunding	(1,000)	1,076	(1,747)
(Gain) loss on the disposal of assets	(24)	(12)	45
Changes in assets and liabilities:
Accounts receivable	(3,913)	13,790	(5,248)
Inventories	(909)	1,400	109
Prepaid expenses and other assets	(2,260)	(3,634)	1,696
Accounts payable, accrued expenses, and other liabilities	9,295	(18,552)	2,503

Net cash (used in) provided by operating activities	4,488	(2,598)	5,619

Cash flows from investing activities:
Proceeds from the sale of assets	46	75	36
Purchase of property, plant and equipment	(763)	(3,572)	(4,440)
Business acquired, net of cash	—	—	(20,376)

Net cash used by investing activities	(717)	(3,497)	(24,780)

Cash flows from financing activities:
Debt issuance costs	(2,087)		(994)
Borrowings on short-term debt			134
Borrowings on long-term debt	25,000	9,361	19,300
Repayments of long-term debt	(23,569)	(3,266)	(2,300)

Net cash provided by (used in) financing activities	(656)	6,095	16,140

Effect of exchange rates on cash	276	—	—

Net increase (decrease) in cash	3,391	0	(3,021)
Cash and cash equivalents at beginning of period	0	0	3,021

Cash and cash equivalents at end of period	$3,391	$0	$0

The accompanying notes are an integral part of the consolidated financial statements.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.    Description of Company

Elgin National Industries, Inc. (“the Company”) owns and operates a diversified group of middle-market industrial manufacturing and engineering services businesses. The Company is organized into two operating segments. Through its Manufactured Products Segment, the Company manufactures and supplies custom-designed, highly engineered products used by a wide variety of customers in the industrial equipment, durable goods, mining, mineral processing and electric utility industries, primarily within the United States. Through its Engineering Services Segment, the Company provides design, engineering, procurement and construction management services for mineral processing and bulk materials handling systems used in the mining, mineral processing, electric utilities and the rail and marine transportation industries, both within the United States and internationally.

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

(c) Revenue Recognition

Revenues earned through manufactured products are recognized upon shipment to the customer. Revenues earned through engineering services are recognized on the percentage-of-completion method measured by comparing costs incurred to date with total estimated costs on each project. The lengths of the Company’s construction contracts vary, but are typically longer than one year. However, in accordance with industry practice, contract-related assets and liabilities are classified as current in the accompanying consolidated balance sheets. Contract costs include direct material and engineering costs along with indirect costs related to contract performance. Favorable adjustments to these cost estimates are made and recognized in income over the remaining contract period. Unfavorable adjustments are recorded as soon as they are apparent. Estimated losses on uncompleted contracts are provided in full within the period in which such losses are determinable.

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

(h) Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at December 31, 2003 and 2002 based on tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

(k) Shipping Costs

The Company classifies shipping costs incurred to physically move product from the seller’s place of business to the buyer’s designated location as selling costs. Shipping costs were $760,000, $751,000 and $717,000 for the years ended December 31, 2003, 2002 and 2001 respectively.

(l) Adoption of Accounting Principles

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

2.    Summary of Significant Accounting Policies, continued

and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

The Company will implement the provision of SFAS No. 150 beginning in the first quarter of 2004. Through the implementation of SFAS No. 150 the Company will classify its redeemable preferred stock units and redeemable preferred stock as liabilities and the corresponding dividend and other amounts to be paid to holders as interest expense.

(m) Reclassification

Certain amounts in the 2002 and 2001 financial statements have been reclassified to conform to the 2003 presentation.

3.    Accounts Receivable

Accounts receivable consist of:

	December 31,
	2003	2002
	(in thousands)
Trade accounts	$11,214	$11,595

Construction contracts:
Billed	9,468	10,257
Costs and estimated earnings in excess of billings on Contracts	3,734	392
Retainage due upon completion of contracts	2,870	1,486

	27,286	23,730

Other receivables	446	311

	27,732	24,041
Less allowance for doubtful accounts	670	845

	$27,062	$23,196

Billings exceeded related costs and gross profit recognized on certain contracts by $5,333,000 and $5,142,000 as of December 31, 2003 and 2002, respectively. These amounts are classified as current liabilities in the accompanying consolidated balance sheets.

It is estimated that the majority of the retainage due upon completion of contracts at December 31, 2003 will be collected in 2004.

A significant portion of the Company’s business activity is concentrated within the coal mining industry. Accounts receivable at December 31, 2003 and 2002 from companies within the coal mining industry were $12,211,000 and $9,084,000, respectively.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Inventories

Inventories consist of:

	December 31,
	2003	2002
	(in thousands)
Finished goods	$11,098	$10,655
Work-in-process	2,420	2,007
Raw materials	5,519	5,569

	19,037	18,231
Less excess and obsolete reserve	1,542	1,520

	$17,495	$16,711

5.    Property, Plant and Equipment

Property, plant and equipment, at cost, consist of:

	December 31,
	2003	2002
	(in thousands)
Land	$2,266	$2,266
Buildings and improvements	13,403	13,289
Machinery and equipment	28,083	27,726

	43,752	43,281
Less accumulated depreciation	23,444	20,840

	$20,308	$22,441

Depreciation expense for the years ended December 31, 2003, 2002 and 2001 was $2,874,000, $3,138,000 and $2,973,000, respectively.

6.    Other Assets

Other assets consist of:

	December 31,
	2003	2002
	(in thousands)
Prepaid pension cost	$24,227	$23,187
Financing costs	2,919	2,025
Other assets	2,361	1,196

	$29,507	$26,408

7.    Goodwill

In June 2001, the Financial Accounting Standards Board issued Statements of Accounting Standards No. 141, Business Combinations, and No. 142, Goodwill and Other Intangible Assets. Under the new rules, goodwill is no longer amortized and is subject to annual impairment tests, or more frequent testing if circumstances indicate that goodwill may be impaired.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company has two reporting segments, Manufactured Products and Engineering Services, goodwill was allocated to these segments as follows:

December 31, 2002
(In thousands)
Engineering Services	$500
Manufactured Products	18,495

Total	$18,995

The proforma impact of eliminating goodwill amortization on the consolidated statement of operations for the year ended December 31, 2001 is as follows:

2001
(in thousands)
Reported net income	$3,506
Goodwill amortization, net of tax	650

Adjusted net income	$4,156

Amortization expense for goodwill was $1,088,000 for the year ended December 31, 2001.

8.    Accounts Payable and Accrued Expenses

Accounts payable and accrued expenses consist of:

	December 31,
	2003	2002
	(in thousands)
Accounts payable—trade	$18,315	$7,558
Accounts payable—other	1,428	3,420
Billings on contracts in excess of costs and gross profit recognized	5,333	5,142
Accrued payroll and commissions	2,127	2,113
Other accruals	7,441	7,138

	$34,644	$25,371

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Income Taxes

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset of which their approximate tax effect are as follows:

	December 31,
	2003	2002
	(in thousands)
Accounts receivable	$182	$281
Inventories	568	536
Accrued expenses	2,227	2,070
Intangibles		637
Redeemable preferred stock units	5,418	5,045
State net operating loss carry forward	520	910

Total deferred tax asset	8,915	9,479

Prepaid pension	(9,341)	(10,115)
Property plant & equipment	(459)	(375)
Intangibles	(29)	—

Total deferred tax liability	(9,829)	(10,490)

Net deferred tax liability	$(914)	$(1,011)

The components of the provision (benefit) for income taxes are:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Current
Federal	$(1,329)	$(2,324)	$2,051
State	(168)	(275)	803
Foreign	23	42	103
Deferred
Federal	640	1,244	541
State	532	(188)	(189)

	$(302)	$(1,501)	$3,309

The Company’s effective tax rates of 13%, 43% and 49% for the years ended December 31, 2003, 2002 and 2001, respectively, differ from the statutory federal tax rate of 34% as follows:

	Years Ended December 31,
	2003	2002	2001
	(in thousands)
Income before income taxes	$(2,414)	$(3,484)	$6,815

Statutory federal income tax	$(821)	$(1,185)	$2,317
State taxes, net of federal benefit	(111)	(182)	376
Foreign sales corporation income tax		41	59
Adjustment to deferred income tax			425
Foreign operations	244	(14)	103
Non-deductible expenses	220	17	287
Other items	166	(178)	(258)

	$(302)	$(1,501)	$3,309

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Income Taxes, continued

The Company made cash payments for income taxes totalling $174,000, $103,000 and $1,501,000 during the years ended December 31, 2003, 2002 and 2001, respectively.

The Company had a loss of $1,021,000 before taxes from foreign operations in 2003, and income before taxes from foreign operations of $652,000 in 2002, respectively. Results from foreign operations were immaterial in 2001.

10.    Long-Term Debt

Long-term debt consists of:

	Interest Rate at December 31, 2003		December 31,
Type of Issue		Year of Maturity	2003	2002
			(in thousands)
Fixed rate:
Senior notes	11.00%	2007	$73,950	$73,950
Mortgage payable	0.00%	2003		50
Variable rate:
Term loan		2005		6,550
Term loan A		2008	7,000
Term loan B		2005	1,667
Term loan C		2006	15,000
Revolver loan		2005		15,600
Mortgage loan		2022	1,143	1,179

Total long-term debt			98,760	97,329
Less current maturities			2,019	2,984

Total non-current long-term debt			$96,741	$94,345

Annual principal payments on long-term debt at December 31, 2003 were as follows (in thousands):

	Senior Notes	Term Loans	Mortgage Loan	Total
2004		$2,000	$19	$2,019
2005		1,542	46	1,588
2006		16,200	36	16,236
2007	$73,950	1,200	38	75,188
2008		2,725	41	2,766
2009 and thereafter	—	—	963	963

	$73,950	$23,667	$1,143	$98,760

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

Year	Percentage
2004	101.833%
2005 and thereafter	100.000%

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Long-Term Debt, continued

In addition, in the event of a Change of Control, each holder of the senior notes will have the right to require the Company to make an offer to purchase such holder’s notes, in whole or in part, at a price equal to 101% of the aggregate principal amount thereof, plus accrued and unpaid interest and liquidated damages, if any, to the date of purchase.

The senior notes contain certain restrictive covenants, which, among other things, limit the ability of the Company to incur additional indebtedness and make certain restricted payments, grant liens upon its assets, sell certain assets, merge or consolidate.

The senior notes are unsecured obligations and are guaranteed by the Company’s material domestic subsidiaries.

The variable rate mortgage loan has an interest rate equal to prime with a floor of 7% and a lifetime cap of 10%.

On February 10, 2003, the Company and its subsidiaries entered into a Loan and Security Agreement to increase its borrowing capacity. Proceeds from the Loan and Security Agreement were used to repay and retire all amounts outstanding under the prior Bank Credit Agreement. The Loan and Security Agreement includes three term loans, Term Loan A, Term Loan B and Term Loan C, having original principal amounts of $7,500,000, $2,500,000 and $15,000,000, respectively. The Loan and Security Agreement also includes a revolver loan with a commitment amount of $27,500,000 subject to borrowing base and other restrictions, as well as restrictions under the Company’s Indenture. Term Loan A and Term Loan B require monthly principal payments of $104,000 and $63,000, respectively beginning May 2003. Term C does not require current principal repayments and is due in full on February 10, 2006. The Company’s assets are pledged under the terms of the Loan and Security Agreement. The Loan and Security Agreement has a maturity date of February 10, 2008. Term Loan A accrues interest at the prime rate set by Wells Fargo’s principal office (“Prime Rate”) plus a margin determined by a pricing grid. Term Loan B accrues interest at the Prime Rate plus 3.00% per annum. Term Loan C accrues interest at the Prime Rate plus 8.25% per annum. The revolver loan accrues interest at the Prime Rate plus 1.00% per annum.

Upon refinancing remaining financing costs related to the prior Bank Credit Agreement of $488,000 were expensed.

The Loan and Security Agreement contains certain restrictive covenants, which, among other things, limit the amount of indebtedness, limit the payment of dividends and require the maintenance of certain financial ratios.

Along with scheduled principal repayments, the term loans require additional principal payments after the end of each year based on an excess cash flow calculation.

The Company made cash payments for interest totalling $10,627,000, $9,522,000 and $9,357,000, respectively, during 2003, 2002 and 2001.

The weighted average interest rate on current portion of the long term debt for 2004 was 6.63%.

Based upon the Company’s ability to obtain financing under similar terms, the estimated fair value of the Company’s long-term debt including the current portion was $70,751,000 and $67,934,000 at December 31, 2003 and December 31, 2002, respectively.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

11.    Redeemable Preferred Stock Units

In exchange for amounts owed to certain officers, the Company granted to them redeemable preferred stock units redeemable on December 31, 2007 with an aggregate principal value of $7,274,000 provided, that, the Company’s obligation to make a redemption payment at such time is subject to the restrictions contained in the agreement governing the 11% senior notes due 2007 and the Loan and Security Agreement dated as of February 10, 2003.

The Company had accrued dividend equivalent amounts equal to $7,469,000 and $6,742,000 at December 31, 2003 and 2002, respectively. The redeemable preferred stock units accrue at 10% per annum. Principal and accrued dividend equivalent amounts were $14,743,000 and $14,016,000 at December 31, 2003 and 2002, respectively, and will be paid in tandem with the Company’s redeemable preferred stock dividend and redemption payments.

12.    Redeemable Preferred Stock

The Company has 550,000 shares of $1.00 par value redeemable preferred stock authorized with 19,952 shares issued and outstanding at December 31, 2003. The redeemable preferred stock is mandatorily redeemable at $100 per share totalling $1,995,000 for all shares currently outstanding, plus all accrued and unpaid dividends thereon on December 31, 2007 or upon the occurrence of a qualified public offering or other sale of the Company.

The redeemable preferred stock has a preferential liquidation value of $100 per share and accrues cumulative preferred dividends at 10% per annum of the liquidation value. Dividends accrue cumulatively at a rate of 10% per annum. Redeemable preferred stock has no voting rights.

The Company had accrued dividends of $2,049,000 and $1,849,000 as of December 31, 2003 and 2002, respectively

13.    Pension and Profit Sharing Plans

The Company has a noncontributory defined benefit plan which is open to all eligible, full-time, nonunion employees and is salary related and integrated with Social Security. The Company’s funding policy for the plan is to fund the minimum annual contribution required by applicable regulations. The Company does not anticipate any contributions to the Plan in 2004.

In 1995, the Company established a nonqualified supplemental employee retirement plan (“SERP”) for certain employees whose pension benefits were limited by the Omnibus Budget Reconciliation Act of 1993, the Employee Retirement Income Security Act (“ERISA”) and the Uruguay Round General Agreement on Tariffs and Trade (“GATT”).

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Pension and Profit Sharing Plans, continued

The following information for the years ended December 31, 2003 and 2002 has been obtained from the actuarial computation using measurement dates of September 30, 2003 and 2002, respectively.

The change in the benefit obligation for the defined benefit plan is as follows for the years ended December 31:

	2003	2002
	(in thousands)
Projected benefit obligation at beginning of year	$25,409	$26,158
Service cost— benefits earned during the period	1,092	1,058
Interest cost on projected benefit obligation	1,239	1,337
Actuarial losses	797	866
Benefit payments	(1,885)	(797)
Settlements		(3,689)
Special termination benefits	—	476

Projected benefit obligation at end of year	$26,652	$25,409

The change in plan assets is as follows for the years ended December 31:

	2003	2002
	(in thousands)
Fair value of plan assets at beginning of year	$30,777	$38,039
Actual return on plan assets	5,256	(2,776)
Settlements		(3,689)
Benefit payments	(1,885)	(797)

Fair value of plan assets at end of year	$34,148	$30,777

	2003	2002
	(in thousands)
Plan assets in excess of projected benefit obligations	$7,496	$5,368
Unrecognized amounts:
Prior service cost	635	559
Net gain	14,743	15,906

Prepaid pension cost	$22,874	$21,833

Prepaid pension cost included in other assets at December 31, 2003 and 2002, was $24,227,000 and $23,187,000, respectively. Pension costs included in other liabilities at December 31, 2003 and 2002, was $1,353,000 and $1,354,000, respectively.

At December 31, 2003 and 2002, respectively, the Company’s SERP projected benefit obligation of $1,246,000 and $995,000 was not funded.

Weighted average assumptions as of December 31:

	2003	2002
Settlement rate	5.25%	5.00%
Long term rate of return on assets	7.50	8.00
Rate of compensation increase	4.75	4.75

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

13.    Pension and Profit Sharing Plans, continued

Components of net periodic pension expense (benefit) are as follows for the years ended December 31:

	2003	2002	2001
	(in thousands)
Service cost—benefits earned during the period	$1,093	$1,058	$800
Interest cost on projected benefit obligation	1,239	1,337	1,423
Expected return on assets	(3,327)	(4,173)	(3,900)
Additional pension expense due to settlement		2,420
Additional pension expense due to special termination charge		476
Net amortization of prior service cost	(76)	(76)	(76)
Net amortization of prior losses	29	—	11

Net periodic pension expense (benefit)	$(1,042)	$1,042	$(1,742)

The accumulated benefit obligation for all pension plans as of the 2003 and 2002 measurement dates was $23,036,000 and $21,393,000, respectively.

The expected long term rate of return on assets of 7.5% is based on the investment allocation of plan assets, along with historical and future expected returns on the investment allocations. A balanced investment approach targets investment allocations for diversification and risk aversion in order to achieve the long term objectives of the plan and meet liquidity requirements. The Plan’s assets are held in mutual funds, and are therefore classified as equity securities. These mutual funds hold both equity and debt instruments.

In addition the Company makes contributions to a union-administered pension plan for certain employees who do not participate in the Company’s pension plan. The Company’s aggregate expense for this plan for the years ended December 31, 2003, 2002 and 2001 was $29,000, $43,000 and $44,000, respectively.

The Company has a combined 401(k) employee savings and profit sharing plan for all eligible, full time non-union employees. Contributions to the plan are based upon management’s discretion. The Company’s aggregate expense for these plans for the years ended December 31, 2003, 2002 and 2001 was $493,000, $588,000 and $1,292,000, respectively.

In addition the Company established during 1995 a non-qualified profit sharing plan for certain employees whose 401(k) benefits were also limited to the Omnibus Budget Reconciliation Act of 1993, ERISA and GATT. The Company’s expense for this plan in 2003, 2002 and 2001 was $43,000, $63,000 and $55,000, respectively.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

14.    Leases

The Company has entered into noncancellable operating leases, primarily for office space, vehicles and equipment, that have initial or remaining terms of more than one year.

Future minimum annual rental expenditures are as follows:

Year	(in thousands)
2004	$1,752
2005	1,284
2006	607
2007	391
2008	421
2009 and thereafter	292

$4,747

Rental expense for the twelve months ended December 31, 2003, 2002 and 2001 was $1,934,000, $1,791,000 and $1,966,000, respectively.

15.    Related Party Transactions

At December 31, 2003 and 2002, the Company had the following outstanding notes receivable and note payable with related parties:

(I) Two notes receivable from a limited partnership owned by an officer with principal due on each in the amount of $1,000,000 in December, 2007. Prepayment is required if the value to be paid under the redeemable preferred stock units at the time of payment is less than the aggregate amount of the principal and interest outstanding. Interest accrues at 5.35% and 6.31%, respectively, and is payable at the earlier of prepayment or maturity. Interest earned for the years ended December 31, 2003, 2002 and 2001 was $173,000, $285,000 and $117,000, respectively.

(II) Notes receivable from certain officers in the total principal amount of $1,033,000, $600,000 and $4,200,000 due in December, 2007. Interest accrues at 6.42%, 6.31% and 5.37%, respectively, per annum. Interest earned was $414,000, $462,000, and $330,000, respectively, for the years ended December 31, 2003, 2002 and 2001.

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

In connection with the 1993 leveraged buyout of the Company, The Jupiter Corporation (“Jupiter”), the previous owner, agreed to indemnify the Company against various claims and ongoing litigation and assumed the defense of such litigation. The litigation includes a wrongful death product liability claim against one of the

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Contingencies, continued

Company’s subsidiaries in connection with an accident at a work site. Although the Company believes that Jupiter and its insurance carrier are performing on the indemnity obligations, there can be no assurance that they will continue to do so or that the Company would successfully recover on the indemnity in the event of an adverse judgment against the subsidiary or adverse outcomes in any other proceedings. In any such case, the Company would bear the cost of defense and any adverse judgment. One or more such adverse judgments could materially and adversely affect the Company’s business, financial condition, results of operations and debt service capability.

17.    Segment Information

The Company operates predominantly within the United States, primarily in two industries, Manufactured Products and Engineering Services. The accounting policies of the segments are the same as those described in the “Summary of Significant Accounting Policies.” In accordance with the Company’s method of internal reporting, corporate-headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the years ended December 31:

	2003	2002	2001
	(In thousands)
Net sales to external customers:
Manufactured Products	$88,411	$93,562	$99,080
Engineering Services	56,134	55,438	92,471

Total net sales to external customers	$144,545	$149,000	$191,551

Net sales to internal customers:
Manufactured Products	$3,737	$3,361	$4,960
Engineering Services	114	240	493

Total net sales to internal customers	$3,851	$3,601	$5,453

Total net sales:
Manufactured Products	$92,148	$96,923	$104,040
Engineering Services	56,248	55,678	92,964

Total net sales	148,396	152,601	197,004
Elimination of net sales to internal customers	3,851	3,601	5,453

Total consolidated net sales	$144,545	$149,000	$191,551

Earnings before interest, taxes and goodwill amortization:
Manufactured Products	$13,796	$12,964	$15,784
Engineering Services	11	194	6,780

Total segment earnings before interest, taxes and goodwill amortization	13,807	13,158	22,564
Goodwill amortization			(1,088)
Interest income	657	768	741
Interest expense	(10,632)	(9,515)	(9,551)
Corporate expenses before interest, taxes and goodwill amortization	(6,246)	(7,895)	(5,851)

Consolidated (loss) income before income taxes	$(2,414)	$(3,484)	$6,815

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

17.    Segment Information, continued

	2003	2002	2001
	(In thousands)
Capital expenditures:
Manufactured Products	$638	$3,484	$3,111
Engineering Services	125	82	185

Total segment capital expenditures	763	3,566	3,296
Corporate	—	6	1,144

Total capital expenditures	$763	$3,572	$4,440

Depreciation:
Manufactured Products	$2,511	$2,646	$2,581
Engineering Services	124	171	189

Total segment depreciation	2,635	2,817	2,770
Corporate	239	321	203

Total depreciation	$2,874	$3,138	$2,973

Assets:
Manufactured Products	$58,518	$61,880
Engineering Services	19,125	12,998

Total segment assets	77,643	74,878
Corporate and other	55,744	49,739

Total assets	$133,387	$124,617

The following is sales information by geographic area for the years ended December 31:

	2003	2002	2001
United States	$124,758	$129,217	$154,582
Foreign	19,787	19,783	36,969

	$144,545	$149,000	$191,551

Foreign revenue is based on the final destination of merchandise sold. There were no sales to a single foreign country that were material to the consolidated revenues of the Company.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Subsidiary Guarantors

The Company’s payment obligations under the Senior Notes and revolver loan are fully and unconditionally guaranteed on a joint and several basis (collectively, “Subsidiary Guarantees”) by Tabor Machine Company, Norris Screen and Manufacturing, Inc., TranService, Inc., Mining Controls, Inc., Clinch River Corporation, Centrifugal Services, Inc., Roberts & Schaefer Company, Soros Associates, Inc., Vanco International, Inc., Leland Powell Fasteners, Inc., ENI International, Ltd. and Best Metal Finishing, Inc. (“the Guarantors”) each a direct, wholly-owned subsidiary of the Company. The following summarized combined financial data illustrates the composition of the combined Guarantors.

	December 31, 2003
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$16,852	$36,870		$53,722
Noncurrent assets	49,824	49,810	$(19,969)	79,665

Total assets	$66,676	$86,680	$(19,969)	$133,387

Current liabilities	$9,761	$26,902		$36,663
Total liabilities	$71,387	$68,773		$140,160

	December 31, 2002
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$13,492	$33,013		$46,505
Noncurrent assets	59,266	42,325	$(23,479)	78,112

Total assets	$72,758	$75,338	$(23,479)	$124,617

Current liabilities	$10,087	$18,268		$28,355
Total liabilities	$74,993	$54,838		$129,831

	Year ended December 31, 2003
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$30,255	$115,572	$(1,282)	$144,545
Gross profit	11,741	20,748		32,489
(Loss) income before income tax	(2,414)	6,122	(6,122)	(2,414)
Net (loss) income	(2,112)	4,364	(4,364)	(2,112)
Cash provided by operating activities	4,105	383		4,488
Cash used by investing activities	(94)	(623)		(717)
Cash used by financing activities	(620)	(36)		(656)

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

18.    Subsidiary Guarantors, continued

	Year ended December 31, 2002
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$32,104	$117,896	$(1,000)	$149,000
Gross profit	11,727	20,543		32,270
(Loss) income before income tax	(3,484)	4,698	(4,698)	(3,484)
Net (loss) income	(1,983)	2,859	(2,859)	(1,983)
Cash (used) provided by operating activities	(4,882)	2,284		(2,598)
Cash used by investing activities	(268)	(3,229)		(3,497)
Cash provided by financing activities	5,150	945		6,095

	Year ended December 31, 2001
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$35,534	$158,172	$(2,155)	$191,551
Gross profit	18,096	23,467		41,563
(Loss) income before income tax	(1,286)	8,101		6,815
Net (loss) income	(198)	3,704		3,506
Cash provided by operating activities	3,250	2,369		5,619
Cash used in investing activities	(22,277)	(2,503)		(24,780)
Cash provided by financing activities	16,006	134		16,140

The direct and non-direct, non-guarantor subsidiaries, in terms of assets, equity, income, and cash flows, on an individual and combined basis are inconsequential.

Separate financial statements of the Guarantors are not presented because management has determined that these would not be material to investors.

19.    Selected Quarterly Data (unaudited)

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31, 2003	September 30, 2003	June 30, 2003	March 31, 2003
Net sales	$50,878	$33,461	$31,744	$28,462
Gross profit	9,690	7,754	7,859	7,186
Net (loss) income	(244)	(713)	(384)	(771)

	Quarter ended	Quarter ended	Quarter ended	Quarter ended
	December 31, 2002	September 30, 2002	June 30, 2002	March 31, 2002
Net sales	$36,641	$36,863	$37,277	$38,219
Gross profit	9,251	7,912	6,751	8,356
Net (loss) income	(713)	(203)	(1,129)	62

19.    Selected Quarterly Data (unaudited)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.    CONTROLS AND PROCEDURES

Elgin National Industries, Inc. management, including the Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this annual report has been made known to them in a timely fashion. There have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART III

ITEM 10.    DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding the directors and executive officers of the Company:

Name	Age	Position with the Company	Director Since
Fred C. Schulte	57	Chairman of the Board, Chief Executive Officer and Director	1988

Charles D. Hall	65	President, Chief Operating Officer and Director	1993

Wayne J. Conner	51	Vice President, Treasurer, Chief Financial Officer and Director	1993

Lynn C. Batory	45	Vice President, Controller and Secretary

David Hall	44	Vice President of Manufacturing

Mort Maurer	86	Director	1998

Directors are elected for one year terms and hold office until their successors are elected and qualified. The executive officers are appointed by and serve at the discretion of the Board of Directors.

A brief description of the employment history of the directors and executive officers of the Company listed above are set forth below:

Fred C. Schulte is Chairman of the Board, Chief Executive Officer and a Director of the Company. Mr. Schulte joined the Company as President and CEO in 1988 in connection with the acquisition of the Company by The Jupiter Corporation. Mr. Schulte had joined The Jupiter Corporation earlier that same year. From 1986 to 1988, Mr. Schulte served as Vice President-Executive Department for Santa Fe Southern Pacific at its headquarters in Chicago. From 1976 to 1986, Mr. Schulte was employed with SF Mineral Company (a Santa Fe Southern Pacific Company) in Albuquerque, New Mexico. From 1974 to 1976, Mr. Schulte was employed by Kerr McGee Corporation where he held a number of engineering, operating and management positions in the company’s Hard-Minerals Division. Prior to 1974, Mr. Schulte served for five years in the United States Air Force as a pilot and operations officer. Mr. Schulte received an Engineer of Mines degree from the Colorado School of Mines and a Master of Business Administration degree from Oklahoma City University.

Charles D. Hall is President, Chief Operating Officer and a Director of the Company. Mr. Hall joined the corporate staff of the Company in 1988, serving as Vice President of Operations prior to being named President in 1997. From 1975 to 1988, Mr. Hall was employed by Ohio Rod, initially as Controller and Chief Financial Officer and then, in late 1975, as President, a position he held until 1988. Prior to joining Ohio Rod, Mr. Hall was employed by Walker China in Bedford Heights, Ohio from 1971 to 1974. Mr. Hall is the father of David Hall, the Company’s Vice President of Manufacturing.

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

Mort Maurer was elected in January, 1998 to serve as a director of the Company. Mr. Maurer has over 40 years executive managerial experience at large manufacturing companies, including Northrop Corporation and RCA. From 1983 to 1987, Mr. Maurer served as Executive Vice President of Monogram Industries, a subsidiary of Nortek Industries. From 1970 to 1983, Mr. Maurer served as President of National Screw and Manufacturing Company, a Division of Monogram Industries. Mr. Maurer holds a Master of Business Administration degree from Pepperdine University.

The Company has not designated a “financial expert” on the Audit Committee of its Board of Directors. The Company believes that its internal review processes, and the thorough manner with which the Company prepares and reviews its financial statements, obviates the need to have a designated “financial expert” on its Audit Committee.

The Company has adopted a “Code of Ethics” relating to the conduct of its officers and directors. A copy of this policy will be supplied upon request to the Company.

ITEM 11.    EXECUTIVE COMPENSATION

The following table sets forth certain information concerning compensation of the Company’s Chief Executive Officer and for the four other most highly compensated officers of the Company having total annual salary and bonus in excess of $100,000.

Name and Principal Position	Year	Salary	Bonus	All Other Annual Compensation
Fred C. Schulte	2003	$407,223	$154,350	$114,829
Chairman and Chief Executive Officer	2002	$387,831	$114,510	$118,381
	2001	$369,363	$294,930	$111,591

Charles D. Hall	2003	366,501	154,350	88,331
President and Chief Operating Officer	2002	349,049	114,510	114,520
	2001	332,427	294,930	95,414

Wayne J. Conner	2003	211,756	154,350	60,697
Vice President, Treasurer and Chief Financial Officer	2002	201,672	114,510	70,458
	2001	192,069	294,930	76,958

Lynn C. Batory	2003	136,869	$88,007	17,049
Vice President, Controller and Secretary	2002	131,577	62,196	24,238
	2001	126,515	150,000	33,802

David Hall	2003	136,869	$88,007	13,410
Vice President of Manufacturing	2002	131,577	62,196	19,804
	2001	126,515	150,000	24,101

All other annual compensation reflects employer contributions to the Company’s Profit Sharing Plan (as defined) and Supplemental Employee Retirement Plan (as defined), auto, membership, professional fee and travel and medical benefits and the value of term life and disability insurance premiums.

Profit Sharing Plan

The Company maintains the Elgin National Industries, Inc. Master Savings & Profit Sharing Plan (the “Profit Sharing Plan”). Generally, all non-union employees of the Company who have completed one year of service are eligible to participate in the Profit Sharing Plan. For any plan year, the Company may make a discretionary contribution to the Profit Sharing Plan, which is allocated to participants who have completed 1,000 hours of service during the year and who are employed on the last day of the year based on their compensation for that year. Participants vest in their account balances ratably over five years (in 20 percent increments). Generally, distributions from the Profit Sharing Plan are made following termination of employment.

Supplemental Employee Retirement Plan

The Company maintains the Elgin National Industries, Inc. Supplemental Retirement Plan (the “Supplemental Employee Retirement Plan”). Employees are eligible for participation in this plan if they participate in the Profit Sharing Plan or the ENI Pension Plan for Employees of Elgin National Industries, Inc. and Participating Affiliates (the “Pension Plan”) and have been approved for participation by the Board of Directors. The Supplemental Employee Retirement Plan provides benefits to participants whose full benefits under the Profit Sharing Plan or the Pension Plan have been limited by certain provisions of the Internal Revenue Code. Benefits under the Supplemental Plan are generally payable upon termination of employment.

Pension Plan Table (a)

Remuneration (b)	Years of Service
	15	20	25	30	35
$200,000	$20,027	$26,702	$33,378	$40,054	$46,729
$225,000	22,839	30,452	38,066	45,679	53,292
$250,000	25,652	34,202	42,753	51,304	59,854
$300,000	31,277	41,702	52,128	62,554	72,979
$350,000	36,902	49,202	61,503	73,804	86,104
$400,000	42,527	56,702	70,878	85,054	99,229
$450,000	48,152	64,202	80,253	96,304	112,354
$500,000	53,777	71,702	89,628	107,554	125,479
$550,000	59,402	79,202	99,003	118,804	138,604
$600,000	65,027	86,702	108,378	130,054	151,729

(a)	The above table illustrates the estimated annual retirement benefits payable to Pension Plan and Supplemental Employee Retirement Plan participants commencing at age 65 in the form of a single life annuity, not subject to deduction for social security or other offsets. The above information is based on the current pension formula for various levels of compensation and years of service.
(b)	A participant’s pension benefit is generally based on a percentage of his salary and bonus for the highest five years of his employment and his years of credited service. The compensation taken into account under the Pension Plan for 2003 was limited to $200,000 in accordance with Internal Revenue Code rules and such limitation may be adjusted periodically in the future in accordance with Section 401(a)(17) of the Code. Remuneration in the above table is represented as the highest consecutive five-year average salary. The above table does not reflect the current compensation limitation under Code Section 401(a)(17) for qualified pension plans, because the Supplemental Employee Retirement Plan provides benefits for compensation above the limitation. Credited service under the Pension Plan as of January 1, 2003 for the named executive officers is as follows: Mr. Schulte, 14 years; Mr. C. Hall, 29 years; Mr. Conner, 21 years; Ms. Batory 20 years; and Mr. D. Hall, 7 years.

Employment and Non-Competition Agreements

The Company and each of Messrs. Schulte, C. Hall and Conner entered into employment and non-competition agreements, with an initial term beginning on November 5, 1997, and ending on the fifth anniversary thereof (the “Employment Agreements”). The terms of the new employment contracts relating to base salary and related increases and annual bonuses are substantially similar to the terms of the employment agreements negotiated between Senior Management and the Selling Stockholders that were in effect prior to the Recapitalization Transactions. The term of the Employment Agreements is subject to annual renewal after the initial term unless one party gives written notice of non-renewal to the other party at least 180 days prior to the then current expiration date. Under the terms of the Employment Agreements, Mr. Schulte serves as the Chief Executive Officer and received a base salary of $407,223 for 2003, and will receive annual increases beginning in 2004 equal to the greater of the change in the applicable consumer price index or 5% per annum; Mr. C. Hall serves as the President and Chief Operating Officer and received a base salary of $366,501 for 2003, and will receive annual increases beginning in 2004 equal to the greater of the change in the applicable consumer price index or 5% per annum; and Mr. Conner serves as the Chief Financial Officer and received a base salary of $211,756 for 2003, and will receive annual increases beginning in 2004 equal to the greater of the change in the applicable consumer price index or 5% per annum. Each of the executive officers is entitled to an annual bonus for 2002 and later years of 1.5% of the Company’s consolidated earnings before interest expense, taxes, amortization and the employment agreement bonuses described in this paragraph, subject to certain adjustments. The Employment Agreements contain a confidentiality covenant and a non-competition covenant that generally applies during the term of employment and for a period of 3 years thereafter.

Each such Employment Agreement will terminate prior to the schedule expiration date in the event of the death or disability of the named executive officer or upon the sale by such named executive officer of his stock in the Company. In addition, the Company may terminate the employment of any of the named executive officers for cause (as defined in the agreements, generally commission of certain felonies, material breaches of duty or breaches of the non competition restriction) and any named executive officer may terminate employment in the event the Company materially breaches the provisions of the Employment Agreement. Upon such a termination by an executive officer or termination by the Company without cause, the terminated executive officer will be entitled to continued payments and benefits for the remainder of the then current term. Upon the expiration and non-renewal of the Employment Agreement, the executive officer will receive severance payments for one year thereafter equal to the executive’s base salary, subject to the executive’s continued compliance with the non-competition provisions. Under each of the Employment Agreements, the Company has the obligation to maintain life insurance covering each of the named executive officers, with the proceeds thereof to be used to honor any put rights exercised by the estate of an executive officer.

ITEM 12.    SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

Partnership Agreement. The issued and outstanding common stock of the Company is owned by SHC Investment Partnership, a Delaware general partnership (the “Partnership”). Each of Fern Limited Partnership (a Delaware limited partnership controlled by Fred C. Schulte), Charles D. Hall and Wayne J. Conner holds a 33.33% voting interest in the Partnership. The management of the Partnership is governed by a partnership agreement (the “Partnership Agreement”) among Fern, Hall and Conner. The Partnership Agreement requires that partners holding 66.66% of the voting interest in the Partnership must consent to any vote cast by the Partnership in its capacity as the sole common stockholder of the Company. Pursuant to the Partnership Agreement, each partner agrees to cause the Partnership to vote in favor of the election of Schulte, Hall and Conner as directors of the Company. Because of the greater number of common shares originally contributed to the Partnership by Fern, Fern will also hold a non-voting preferred equity interest in the Partnership. This preferred equity interest is entitled to a preference in any distributions until the agreed value of the preferred interest, and all accrued interest thereon, is paid. Generally, the partners are not permitted to transfer their interests in the Partnership, although the Partnership Agreement does permit a partner to transfer to family members the right to receive revenues due on the Partnership interest. In connection with the Partnership

Agreement, each of Fern, Hall and Conner have agreed to grant each other a right of first refusal with respect to their respective shares of preferred stock in the Company. The outstanding preferred stock in the Company will continue to be held by Fern, Hall and Conner individually and will not be held by the Partnership.

The following table sets forth certain information regarding beneficial ownership of the capital stock of the Company by (i) each stockholder expected to own beneficially more than 5% of the outstanding capital stock of the Company and (ii) each director or executive officer of the Company and all directors and executive officers as a group.

	Shares of Common Stock Beneficially Owned		Shares of Preferred Stock Beneficially Owned (a)
Name	Number	Percent	Number	Percent
SHC Investment Partnership	6,408.3	100%	—	—
Fred C. Schulte	2,136.1	33 1/3%	11,621.7	58%
Charles D. Hall	2,136.1	33 1/3%	4,165.0	21%
Wayne J. Conner	2,136.1	33 1/3%	4,165.0	21%
Lynn C. Batory	—	—	—	—
David Hall	—	—	—	—
Mort Maurer	—	—	—	—
Directors and executive officers as a group (6 persons)	6,408.3	100%	19,951.7	100%

(a)	Does not include preferred stock units.

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

PART IV

ITEM 14.    PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees:

The aggregate fees billed by our independent public accountants, Ernst & Young LLP, for professional services rendered in connection to the audit of our annual financial statements and review of our interim financial statements including our quarterly reports on Form 10-Q for the fiscal year ended December 31, 2002 were approximately $255,000.

The aggregate fees billed by our independent public accountants, Ernst & Young LLP, for professional services rendered in connection to the audit of our annual financial statements and review of our interim financial statements including our quarterly reports on Form 10-Q for the fiscal year ended December 31, 2003 were approximately $223,000.

Audit Related Fees:

Ernst & Young LLP billed us approximately $19,000 and $14,000, respectively for the years ended December 31, 2002 and 2003 relating to accounting consultations in connection with the Company’s Australian operations.

Tax Fees:

Ernst & Young LLP billed us approximately $46,000 for the fiscal year ended December 31, 2002 related to the review of the Company’s consolidated federal tax return. Ernst & Young LLP billed the Company an additional $8,000 related to tax consulting for the year ended December 31, 2002.

Ernst & Young LLP billed us approximately $40,000 for the fiscal year ended December 31, 2003 related to the review of the Company’s consolidated federal tax return. Ernst & Young LLP billed the Company an additional $8,000 related to tax consulting for the year ended December 31, 2003.

Benefits Consulting:

Ernst & Young LLP billed us approximately $120,000 and $61,000, respectively in the years ended December 31, 2002 and 2003 for benefits consulting.

All audit and non-audit related services to be performed for us by our independent public accountants must be approved in advance by the Audit Committee of our Board of Directors.

ITEM 15.    EXHIBITS, FINANCIAL STATEMENT SCHEDULES, AND REPORTS ON FORM 8-K

(a) Financial Statements

See “Index to Consolidated Financial Statements of Elgin National Industries, Inc.” set forth in Item 8, “Financial Statements and Supplementary Data.”

(b) Financial Statement Schedule

Schedule II    Valuation and Qualifying Accounts 45

SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

Schedule I — Condensed financial information of registrant

Schedule III — Real estate and accumulated depreciation

Schedule IV — Mortgage loans on real estate

Schedule V — Supplemental information concerning property-casualty insurance operations

SCHEDULE II

ELGIN NATIONAL INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2001	860	157	334	683
Year ended December 31, 2002	683	306	144	845
Year ended December 31, 2003	845	47	222	670
Reserve for inventories:
Year ended December 31, 2001	1,602	392	232	1,762
Year ended December 31, 2002	1,762	248	490	1,520
Year ended December 31, 2003	1,520	125	103	1,542

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

Dated: March 29, 2004

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 29, 2004.

ELGIN NATIONAL INDUSTRIES, INC.

By	/S/ WAYNE J. CONNER
Name: Title:	Wayne J. Conner Vice President, Treasurer, and CFO (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Signature	Title	Date

/S/ FRED C. SCHULTE Fred C. Schulte	Chairman of the Board, Chief Executive Officer and Director	March 29, 2004

/S/ CHARLES D. HALL Charles D. Hall	President, Chief Operating Officer and Director	March 29, 2004

/S/ WAYNE J. CONNER Wayne J. Conner	Vice President, Treasurer, Chief Financial Officer and Director	March 29, 2004

/S/ LYNN C. BATORY Lynn C. Batory	Vice President, Controller and Secretary	March 29, 2004

/S/ DAVID HALL	Vice President of Manufacturing	March 29, 2004
David Hall

INDEX TO EXHIBITS

Exhibit Number	Document Description	Footnote Reference

3.1	Certificate of Incorporation of Elgin National Industries, Inc.	(3)

3.2	Bylaws of Elgin National Industries, Inc.	(3)

4.1	Indenture dated November 5, 1997, between Elgin National Industries, Inc., subsidiaries and Norwest Bank Minnesota, as Trustee.	(2)

4.2	Form of 11% Senior Note due 2007 (included in Exhibit 4.1).	(2)

4.3	Registration Rights Agreement dated November 5, 1997, by and among Elgin National Industries, Inc., certain of its subsidiaries, and BancAmerica Robertson Stephens and CIBC Wood Gundy Securities Corp.	(3)

4.4	Form of Subsidiary Guaranty (included in Exhibit 4.1).	(2)

10.1	Credit Agreement dated as of September 24, 1993, as Amended and Restated as of November 5, 1997, by and among Elgin National Industries, Inc., various financial institutions, and Bank of America National Trust and Savings Association, individually and as agent.	(2)

10.2	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Fred C. Schulte.*	(2)

10.3	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Charles D. Hall.*	(2)

10.4	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Wayne J. Conner.*	(2)

10.5	The Elgin National Industries, Inc. Supplemental Retirement Plan dated as of 1995, and effective January 1, 1995.*	(3)

10.6	Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10.7	First Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of March 1, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10.8	Second Amended to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of June 28, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10.9	Third Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of March 31, 2002 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(5)

10.10	Waiver and Fourth Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of September 30, 2002 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(6)

10.11	Loan and Security Agreement, dated February 10, 2003 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, Arranger and administrative agent and Ableco Finance LLC, as lender.	(7)

Exhibit Number	Document Description	Footnote Reference

10.12	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Charles D. Hall.	(8)

10.13	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Fred C. Schulte.	(8)

10.14	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Wayne J. Conner.	(8)

10.15	First Amendment to Loan and Security Agreement, dated February 19, 2004 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, Arranger and administrative agent and Ableco Finance LLC, as lender.	(1)

21	Subsidiaries of Elgin National Industries, Inc.	(2)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

(1)	Filed within.
(2)	Incorporated by reference to Pre-Effective Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on December 30, 1997.
(3)	Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.
(4)	Incorporated by reference to Form 10-Q of the Company (File No. 001-03771) filed with the Commission on August 10, 2001.
(5)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on May 15, 2002.
(6)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on November 12, 2002.
(7)	Incorporated by reference to Form 8-K of the Company (File No. 001-05771) filed with the Commission on February 18, 2003.
(8)	Incorporated by reference to Form 10-K of the Company (File No. 001-05771) filed with the Comission on March 27, 2003.
*	Management contract or compensatory plan or arrangement.