Form 10-Q
period 2004-03-31
ELGIN NATIONAL INDUSTRIES INC
filed 2004-05-13
CIK 32346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES

EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2004

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

As of April 30, 2004, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

ELGIN NATIONAL INDUSTRIES, INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(Unaudited)

	March 31, 2004		December 31, 2003
ASSETS
Current assets:
Cash and equivalents	$		$3,391
Accounts receivable, net		31,576	27,062
Inventories, net		20,430	17,495
Prepaid expenses and other assets		3,512	2,277
Deferred income taxes		3,497	3,497

Total current assets		59,015	53,722
Property, plant and equipment, net		19,750	20,308
Loans receivable to related parties		11,010	10,855
Other assets		30,097	29,507
Goodwill		18,995	18,995

Total assets		$138,867	$133,387

LIABILITIES AND COMMON STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt		$2,032	$2,019
Accounts payable		28,952	25,076
Accrued expenses		11,493	9,568

Total current liabilities		42,477	36,663
Long-term debt less current portion		96,226	96,741
Redeemable preferred stock units		14,925	14,743
Redeemable preferred stock		4,094	4,044
Other liabilities		2,322	2,345
Deferred income taxes		4,411	4,411

Total liabilities		164,455	158,947

Common stockholder’s deficit:
Common stock, Class A par value $.01 per share; authorized 23,678 shares; 6,408 issued and outstanding as of March 31, 2004 and December 31, 2003
Retained deficit		(25,834)	(25,836)
Accumulated other comprehensive income		246	276

Total common stockholder’s deficit		(25,588)	(25,560)

Total liabilities and stockholder’s deficit		$138,867	$133,387

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2004 and 2003

(in thousands)

(Unaudited)

	2004	2003
Net sales	$52,396	$28,462
Cost of sales	43,097	21,276

Gross profit	9,299	7,186
Selling, general and administrative expenses	6,581	6,021

Operating income	2,718	1,165
Other expenses (income)
Interest income	(171)	(153)
Interest expense	2,886	2,555

Income (loss) before income taxes	3	(1,237)
Provision (benefit) for income taxes	1	(466)

Net income (loss)	$2	$(771)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S DEFICIT

For the Three Months Ended March 31, 2004

(in thousands except share data)

(Unaudited)

	Common Stock	Retained (Deficit)	Accumulated Other Comprehensive Income	Total Stockholder’s Deficit
Balance as of December 31, 2003	$	$(25,836)	$276	$(25,560)
Net income for the three months ended March 31, 2004		2		2
Foreign currency translation adjustments net of tax of $(22)			(30)	(30)

Balance as of March 31, 2004	$	$(25,834)	$246	$(25,588)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2004 and 2003

(in thousands)

(Unaudited)

	2004	2003
Net cash used in operating activities	$(2,808)	$(967)

Cash flows from investing activities:
Proceeds from sale of assets	2
Purchase of property, plant and equipment	(83)	(100)

Net cash used by investing activities	(81)	(100)

Cash flows from financing activities:
Borrowings on long-term debt		25,000
Repayments of long-term debt	(502)	(22,157)
Debt issuance costs		(1,776)

Net cash (used in) provided by financing activities	(502)	1,067

Net (decrease) in cash	(3,391)	0

Cash and cash equivalents at beginning of period	3,391	0

Cash and cash equivalents at end of period	$0	$0

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Report Preparation

The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with accounting principles generally accepted in the United States and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company’s December 31, 2003 Form 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first three months of 2004 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company’s consolidated financial statements included in the annual report on Form 10-K.

2.    Inventories

Inventories consist of:

	March 31, 2004	December 31, 2003
	(in thousands)
Finished goods	$12,406	$11,098
Work-in-process	3,280	2,420
Raw materials	6,378	5,519

	22,064	19,037
Less excess and obsolete reserve	1,634	1,542

	$20,430	$17,495

3.    Comprehensive loss

Total comprehensive loss and its components, net of related tax are as follows for the three months ended:

	March 31, 2004	March 31, 2003
	(in thousands)
Net income (loss)	$2	$(771)
Foreign currency translation	(30)	—

	$(28)	$(771)

The components of accumulated other comprehensive income, net of related tax consists of foreign currency translation of $246,000 and $276,000 as of March 31, 2004 and December 31, 2003, respectively.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Components of Net Periodic Pension Cost

	March 31, 2004	March 31, 2003
	(in thousands)
Service cost	$674	$262
Interest cost	914	297
Expected return on assets	(1,987)	(798)
Net amortization of prior service costs	(15)	(18)
Net amortization of prior gain	266	7

Net periodic pension cost	$(148)	$(250)

5.    Segment Information

The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company’s method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the three months ended March 31:

	2004	2003
	(In thousands)
Net sales to external customers:
Manufactured Products	$24,694	$22,048
Engineering Services	27,702	6,414

Total net sales to external customers	$52,396	$28,462

Net sales to internal customers:
Manufactured Products	$1,987	$596
Engineering Services	49	24

Total net sales to internal customers	$2,036	$620

Net sales:
Manufactured Products	$26,681	$22,644
Engineering Services	27,751	6,438

Total net sales	54,432	29,082
Elimination of net sales to internal customers	2,036	620

Total consolidated net sales	$52,396	$28,462

Earnings before corporate expenses, interest, and income taxes:
Manufactured Products	$3,725	$2,672
Engineering Services	568	284

Total segment earnings	4,293	2,956
Corporate expenses	(1,575)	(1,791)
Interest income	171	153
Interest expense	(2,886)	(2,555)

Consolidated income (loss) before income taxes	$3	$(1,237)

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Subsidiary Guarantors

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

	March 31, 2004
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$15,033	$43,982		$59,015
Noncurrent assets	51,991	49,371	$(21,510)	79,852

Total assets	$67,024	$93,353	$(21,510)	$138,867

Current liabilities	$10,055	$32,422		$42,477
Total liabilities	$90,178	$74,277		$164,455

	December 31, 2003
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$16,852	$36,870		$53,722
Noncurrent assets	49,824	49,810	$(19,969)	79,665

Total assets	$66,676	$86,680	$(19,969)	$133,387

Current liabilities	$9,761	$26,902		$36,663
Total liabilities	$90,174	$68,773		$158,947

	Three months ended March 31, 2004
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$8,229	$44,686	$(519)	$52,396
Gross profit	3,108	6,191		9,299
Income before income tax	3	2,342	(2,342)	3
Net income	2	1,368	(1,368)	2
Cash (used in) provided by operating activities	(2,891)	83		(2,808)
Cash used in investing activities		(81)		(81)
Cash used in financing activities	(500)	(2)		(502)

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended March 31, 2003
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$8,002	$21,080	($620)	$28,462
Gross profit	2,557	4,629		7,186
(Loss) income before income tax	(1,237)	1,388	(1,388)	(1,237)
Net (loss) Income	(771)	863	(863)	(771)
Cash (used in) provided by operating activities	(1,049)	82		(967)
Cash used in investing activities	(18)	(82)		(100)
Cash provided by financing activities	1,067			1,067

The direct and non-direct, non-guarantor subsidiaries, in terms of assets, equity, income, and cash flows, on an individual and combined basis are inconsequential.

Separate financial statements of the Guarantors are not presented because management has determined that these would not be material to investors.

7.    Contingencies

The Company has claims against others, and there are claims by others against it, in a variety of matters arising out of the conduct of the Company’s business. The ultimate resolution of all such claims would not, in the opinion of management, have a material effect on the Company’s financial position, cash flows or results of operations.

8.    Adoption of Accounting Principles

In May 2003 the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances).

The Company has implemented the provision of SFAS No. 150 in the first quarter of 2004. Through the implementation of SFAS No. 150 the Company has classified its redeemable preferred stock units and redeemable preferred stock as liabilities. The corresponding dividend amounts to be paid to holders is recorded as interest expense beginning in the first quarter of 2004.

9.    Reclassification

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2004 Compared to Three Months Ended March 31, 2003

Net Sales – Engineering Services Segment: Net sales for the quarter ended March 31, 2004 increased $21.3 million, or 331.9%, to $27.7 million from $6.4 million for the corresponding period in 2003 due to the increase in size and number of projects in process. For the quarter ended March 31, 2004 the Engineering Services Segment had four projects with sales over $1.0 million totaling $22.5 million, compared to no such projects for the quarter ended March 31, 2003. This increase was partially offset with decreases in projects between $0.5 million and $1.0 million. The Engineering Services Segment had two projects with sales between $0.5 million and $1.0 million totaling $1.2 million for the first quarter of 2004, compared to four such projects totaling $3.1 million during the same period ended 2003.

Net Sales – Manufactured Products Segment: Net sales for the quarter ended March 31, 2004 increased $2.7 million, or 12.0%, to $24.7 million from $22.0 million for the corresponding period in 2003 primarily due to increased sales of mining equipment, and electronic components, partially offset with decreased fastener sales.

Gross Profit – Engineering Services Segment: Gross profit for the quarter ended March 31, 2004 increased $0.5 million, or 41.1%, to $1.7 million from $1.2 million in the corresponding period in 2003, primarily due to the increased sales level. As a percentage of net sales, the gross profit decreased to 6.2% for the quarter ended March 31, 2004 from 18.9% for the corresponding period in 2003 due to lower margins earned on larger engineering services projects in 2004.

Gross Profit – Manufactured Products Segment: Gross profit for the quarter ended March 31, 2004 increased $1.6 million, or 27.0%, to $7.6 million from $6.0 million in the corresponding period in 2003 due to the higher sales level. As a percentage of net sales, the gross profit increased to 30.7% for the quarter ended March 31, 2004 from 27.1% for the corresponding period in 2003. The increase was primarily due to higher margins earned from centrifugal dryers and electronic components.

Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended March 31, 2004 of $6.6 million increased $0.6 million from $6.0 million for the corresponding period in 2003 with increased employee related expenses, provisions for doubtful accounts, and estimating costs, along with decreased pension income, partially offset with the write-off of remaining financing costs related to the retired credit facility in 2003.

Interest Income: Interest income of the Company for the quarter ended March 31, 2004 of $0.2 million approximated the corresponding period in 2003.

Interest Expense: Interest expense of the Company for the quarter ended March 31, 2004 of $2.9 million increased $0.3 million or 13.0% from $2.6 million for the corresponding period in 2003. The increase was due to interest recorded on the Company’s preferred stock, and preferred stock units in accordance with FASB No. 150, and a higher debt level along with a higher interest rate incurred.

(Provision) Benefit for Income Taxes: Provision for income taxes of the Company for the quarter ended March 31, 2004 of $1,000 increased $0.5 million from the benefit of $0.5 million for the corresponding quarter ended March 31, 2003 due to the higher income level.

Net Income (Loss): The Company recorded net income of $2,000 for the three months ended March 31, 2004 compared to a net loss of $0.8 million for the quarter ended March 31, 2003. The increase was due to the reasons discussed above.

Liquidity and Capital Resources

Net cash used by operating activities for the three months ended March 31, 2004 of $2.8 million was used by increased accounts receivable, inventories, prepaid expenses and other assets, partially offset with cash generated from net income adjusted for non-cash charges, and increased accounts payable, and accrued expenses. Included in non-cash charges for the quarter ended March 31, 2004 was depreciation of $0.6 million and other non-cash charges of $0.2 million, partially offset with pension overfunding income of $0.1 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

Cash used in investing activities for the three months ended March 31, 2004 of $0.1 million consisted of capital expenditures resulting from the Company’s regular practice of upgrading and maintaining its equipment base and facilities.

Cash used in financing activities for the three months ended March 31, 2004 of $0.5 million consisted of the repayment of long-term debt.

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

Backlog

The Company’s backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at March 31, 2004 was $76.8 million. Approximately $17.6 million relates to the Manufactured Products Segment, with the remainder of $59.2 million relating to the Engineering Services Segment. A substantial majority of current backlog is expected to be realized in the next twelve months.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continues to use its United States reputation to generate sales in international markets. In the three months ended March 31, 2004 approximately 9% of the Company’s net sales were attributable to services provided or products sold for use outside the United States, primarily to Australia. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company’s business, financial condition, results of operation and debt service capability. Sales from the Australia office of Roberts &

Schaefer are usually denominated in Australian dollars. The majority of the Company’s foreign sales and costs originated outside the Australia office of Roberts & Schaefer are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, when possible the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company’s historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company’s strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company’s foreign operations, or expansion thereof, would not have a material adverse effect on the Company’s business, financial condition, results of operations and debt service capability.

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

ELGIN NATIONAL INDUSTRIES, INC.

By:	/S/ WAYNE J. CONNER

Name:	Wayne J. Conner
Title:	VicePresident, Treasurer, and Chief Financial Officer (DulyAuthorized Officer and Principal Financial Officer)

Dated: May 13, 2004

INDEX TO EXHIBITS

Exhibit Number	Document Description	Footnote Reference
3.1	Certificate of Incorporation of Elgin National Industries, Inc.	(3)

3.2	Bylaws of Elgin National Industries, Inc.	(3)

4.1	Indenture dated November 5, 1997, between Elgin National Industries, Inc., subsidiaries and Norwest Bank Minnesota, as Trustee.	(2)

4.2	Form of 11% Senior Note due 2007 (included in Exhibit 4.1).	(2)

4.3	Registration Rights Agreement dated November 5, 1997, by and among Elgin National Industries, Inc., certain of its subsidiaries, and BancAmerica Robertson Stephens and CIBC Wood Gundy Securities Corp.	(3)

4.4	Form of Subsidiary Guaranty (included in Exhibit 4.1).	(2)

10.1	Credit Agreement dated as of September 24, 1993, as Amended and Restated as of November 5, 1997, by and among Elgin National Industries, Inc., various financial institutions, and Bank of America National Trust and Savings Association, individually and as agent.	(2)

10.2	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Fred C. Schulte.*	(2)

10.3	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Charles D. Hall.*	(2)

10.4	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Wayne J. Conner.*	(2)

10.5	The Elgin National Industries, Inc. Supplemental Retirement Plan dated as of 1995, and effective January 1, 1995.*	(3)

10.6	Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10.7	First Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of March 1, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10.8	Second Amended to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of June 28, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10.9	Third Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of March 31, 2002 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(5)

10.10	Waiver and Fourth Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of September 30, 2002 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(6)

Exhibit Number	Document Description	Footnote Reference
10.11	Loan and Security Agreement, dated February 10, 2003 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, Arranger and administrative agent and Ableco Finance LLC, as lender.	(7)

10.12	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Charles D. Hall.	(8)

10.13	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Fred C. Schulte.	(8)

10.14	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Wayne J. Conner.	(8)

10.15	First Amendment to Loan and Security Agreement, dated February 19, 2004 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, Arranger and administrative agent and Ableco Finance LLC, as lender.	(9)

21	Subsidiaries of Elgin National Industries, Inc.	(2)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

(1)	Filed within
(2)	Incorporated by reference to Pre-Effective Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on December 30, 1997.
(3)	Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.
(4)	Incorporated by reference to Form 10-Q of the Company (File No. 001-03771) filed with the Commission on August 10, 2001.
(5)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on May 15, 2002.
(6)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on November 12, 2002.
(7)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on February 19, 2003.
(8)	Incorporated by reference to Form 10-K of the Company (File No. 001-05771) filed with the Comission on March 27, 2003.
(9)	Incorporated by reference to Form 10-K of the Company (File No. 001-05771) filed with the Comission on March 27, 2004.
*	Management contract or compensatory plan or arrangement.