Form 10-Q
period 2004-09-30
ELGIN NATIONAL INDUSTRIES INC
filed 2004-11-09
CIK 32346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2004

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

As of September 30, 2004, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

ELGIN NATIONAL INDUSTRIES, INC.

Page
PART I—FINANCIAL INFORMATION

ITEM 1—Financial Statements

Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	3

Consolidated Statements of Operations for the Nine Months Ended September 30, 2004 and September 30, 2003, and for the Three Months Ended September 30, 2004 and September 30, 2003	4

Consolidated Statements of Changes in Stockholder’s Deficit for the Nine Months Ended September 30, 2004	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and September 30, 2003	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	11

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk	13

ITEM 4—Controls and Procedures	13

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings	14

ITEM 6—Exhibits and Reports on Form 8-K	14

SIGNATURES	15

EXHIBIT INDEX	16

PART I

ITEM 1.    FINANCIAL STATEMENTS

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(Unaudited)

	September 30, 2004		December 31, 2003
ASSETS
Current assets:
Cash and equivalents	$		$3,391
Accounts receivable, net		37,511	27,062
Inventories, net		20,658	17,495
Prepaid expenses and other assets		3,216	2,277
Deferred income taxes		3,497	3,497

Total current assets		64,882	53,722
Property, plant and equipment, net		19,329	20,308
Loans receivable to related parties		11,320	10,855
Other assets		30,309	29,507
Goodwill		18,995	18,995

Total assets		$144,835	$133,387

LIABILITIES AND COMMON STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt		$2,033	$2,019
Accounts payable		28,473	25,076
Accrued expenses		14,127	9,568

Total current liabilities		44,633	36,663
Long-term debt less current portion		100,659	96,741
Redeemable preferred stock units		15,289	14,743
Redeemable preferred stock		4,194	4,044
Other liabilities		2,323	2,345
Deferred income taxes		4,428	4,411

Total liabilities		171,526	158,947

Common stockholder’s deficit:
Common stock, Class A par value $.01 per share; authorized 23,678 shares; 6,408 issued and outstanding as of September 30, 2004 and December 31, 2003
Retained deficit		(26,958)	(25,836)
Accumulated other comprehensive income		267	276

Total common stockholder’s deficit		(26,691)	(25,560)

Total liabilities and stockholder’s deficit		$144,835	$133,387

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
Net sales	$155,215	$93,667	$51,991	$33,461
Cost of sales	128,379	70,868	43,386	25,707

Gross profit	26,836	22,799	8,605	7,754
Selling, general and administrative expenses	20,383	18,286	6,933	6,371

Operating income	6,453	4,513	1,672	1,383
Other expenses (income)
Interest income	(518)	(474)	(183)	(158)
Interest expense	8,795	7,952	2,989	2,677

Loss before income taxes	(1,824)	(2,965)	(1,134)	(1,136)
Benefit for income taxes	(702)	(1,097)	(436)	(423)

Net loss	$(1,122)	$(1,868)	$(698)	$(713)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S DEFICIT

For the Nine Months Ended September 30, 2004

(in thousands except share data)

(Unaudited)

	Common Stock	Retained (Deficit)	Accumulated Other Comprehensive Income	Total Stockholder’s Deficit
Balance as of December 31, 2003	$	$(25,836)	$276	$(25,560)
Net loss for the nine months ended September 30, 2004		(1,122)		(1,122)
Foreign currency translation adjustments net of tax of $(5)			(9)	(9)

Balance as of September 30, 2004	$	$(26,958)	$267	$(26,691)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2004 and 2003

(in thousands)

(Unaudited)

	2004	2003
Net cash (used in) provided by operating activities	$(6,380)	$665

Cash flows from investing activities:
Proceeds from sale of assets	5	37
Purchase of property, plant and equipment	(939)	(610)

Net cash used by investing activities	(934)	(573)

Cash flows from financing activities:
Borrowings on long-term debt	5,450	25,000
Repayments of long-term debt	(1,518)	(23,005)
Debt issuance costs		(2,087)

Net cash provided by (used in) financing activities	3,932	(92)

Effect of exchange rates on cash	(9)	0

Net decrease in cash	(3,391)

Cash and cash equivalents at beginning of period	3,391

Cash and cash equivalents at end of period	$0	$0

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Report Preparation

The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with accounting principles generally accepted in the United States and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company’s December 31, 2003 Form 10-K filed with the Securities and Exchange Commission. Due to the timing of the change in the Company’s certifying accountants, this report on Form 10-Q has not been reviewed by the Company’s independent certified public accountants. The Company will file an amendment to this Quarterly Report on Form 10-Q for the quarter ended September 30, 2004 as soon as practicable after this review is completed. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first nine months of 2004 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company’s consolidated financial statements included in the annual report on Form 10K.

2.    Inventories

Inventories consist of:

	September 30, 2004	December 31, 2003
	(in thousands)
Finished goods	$12,456	$11,098
Work-in-process	3,015	2,420
Raw materials	7,095	5,519

	22,566	19,037
Less excess and obsolete reserve	1,908	1,542

	$20,658	$17,495

3.    Comprehensive loss

Total comprehensive loss and its components, net of related tax are as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Net loss	$(1,122)	$(1,868)	$(698)	$(713)
Foreign currency translation	(9)		37

	$(1,131)	$(1,868)	$(661)	$(713)

The components of accumulated other comprehensive income, net of related tax consists of foreign currency translation of $267,000 and $276,000 as of September 30, 2004 and December 31, 2003, respectively.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Components of Net Periodic Pension Cost

	Nine Months Ended September 30,		Three Months Ended September 30,
	2004	2003	2004	2003
	(in thousands)
Service cost	$2,923	$787	$1,124	$263
Interest cost	3,963	892	1,523	297
Expected return on assets	(8,617)	(2,395)	(3,312)	(798)
Net amortization of prior service costs	(65)	(55)	(25)	(19)
Net amortization of prior gain	1,153	21	443	7

Net periodic pension cost	$(643)	$(750)	$(247)	$(250)

5.    Segment Information

The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company’s method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the nine months and the three months ended September 30:

	Nine Months Ended September 30		Three Months Ended September 30
	2004	2003	2004	2003
	(in thousands)
Net sales to external customers:
Manufactured Products	$79,939	$65,640	$27,402	$20,852
Engineering Services	75,276	28,027	24,589	12,609

Total net sales to external customers	$155,215	$93,667	$51,991	$33,461

Net sales to internal customers:
Manufactured Products	$5,505	$2,356	$1,359	$1,013
Engineering Services	334	84	169	27

Total net sales to internal customers	$5,839	$2,440	$1,528	$1,040

Total net sales
Manufactured Products	$85,444	$67,996	$28,761	$21,865
Engineering Services	75,610	28,111	24,758	12,636

Total net sales	161,054	96,107	53,519	34,501
Elimination of net sales to internal customers	5,839	2,440	1,528	1,040

Total consolidated net sales	$155,215	$93,667	$51,991	$33,461

Earnings (loss) before corporate expenses, interest, taxes and income taxes:
Manufactured Products	$11,028	$8,972	$3,361	$3,288
Engineering Services	305	77	(3)	(586)

Total segment earnings	11,333	9,049	3,358	2,702
Corporate expenses	(4,880)	(4,536)	(1,686)	(1,319)
Interest income	518	474	183	158
Interest expense	(8,795)	(7,952)	(2,989)	(2,677)

Consolidated loss before income taxes	$(1,824)	$(2,965)	$(1,134)	$(1,136)

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

	September 30, 2004
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$14,993	$49,889		$64,882
Noncurrent assets	55,937	47,448	$(23,432)	79,953

Total assets	$70,930	$97,337	$(23,432)	$144,835

Current liabilities	$10,135	$34,498		$44,633
Total liabilities	$95,189	$76,337		$171,526

	December 31, 2003
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$16,852	$36,870		$53,722
Noncurrent assets	49,824	49,810	$(19,969)	79,665

Total assets	$66,676	$86,680	$(19,969)	$133,387

Current liabilities	$9,761	$26,902		$36,663
Total liabilities	$90,174	$68,773		$158,947

	Nine months ended September 30, 2004
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$25,542	$131,457	$(1,784)	$155,215
Gross profit	8,976	17,860		26,836
(Loss) income before income tax	(1,824)	5,445	(5,445)	(1,824)
Net (loss) income	(1,122)	3,107	(3,107)	(1,122)
Cash (used in) provided by operating activities	(7,230)	850		(6,380)
Cash used in investing activities	(111)	(823)		(934)
Cash provided by (used in) financing activities	3,950	(18)		3,932
Effect of exchange rate on cash		(9)		(9)

	Nine months ended September 30, 2003
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$22,886	$71,866	$(1,085)	$93,667
Gross profit	8,190	14,609		22,799
(Loss) income before income tax	(2,965)	3,629	(3,629)	(2,965)
Net (loss) income	(1,868)	2,129	(2,129)	(1,868)
Cash provided by operating activities	131	534		665
Cash used in investing activities	(61)	(512)		(573)
Cash used in financing activities	(70)	(22)		(92)

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Three months ended September 30, 2004
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$8,117	$44,470	$(596)	$51,991
Gross profit	2,491	6,114		8,605
(Loss) income before income tax	(1,134)	1,483	(1,483)	(1,134)
Net (loss) income	(698)	832	(832)	(698)

	Three months ended September 30, 2003
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$7,933	$26,088	$(560)	$33,461
Gross profit	3,185	4,569		7,754
(Loss) income before income tax	(1,136)	383	(383)	(1,136)
Net (loss) income	(713)	181	(181)	(713)

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Sales: Net sales for the quarter ended September 30, 2004 increased $18.5 million, or 55.4%, to $52.0 million from $33.5 million for the corresponding period in 2003. The Engineering Services Segment’s sales increased $12.0 million, or 95.0%, to $24.6 million for the quarter ended September 30, 2004 from $12.6 million for the quarter ended September 30, 2003. For the quarter ended September 30, 2004 the Company had seven larger projects with sales in excess of $1.0 million, totalling $20.6 million in sales, compared to two such projects totalling $7.9 million in sales for the quarter ended September 30, 2003. The Manufactured Products Segment’s sales increased $6.5 million, or 31.4%, primarily due to increased sales of screens, steel fabrication, fasteners, industrial capital equipment and lighting products.

Gross Profit: Gross profit for the quarter ended September 30, 2004 increased $0.8 million, or 11.0%, to $8.6 million from $7.8 million for the corresponding period in 2003. As a percentage of net sales, the gross profit decreased to 16.6% for the quarter ended September 30, 2004 from 23.2% for the corresponding period in 2003. The decrease resulted from a large percentage of sales from large engineering projects with smaller margins.

Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended September 30, 2004 of $6.9 million were $0.5 million, or 8.8%, higher than the selling and administrative expenses of $6.4 million for the corresponding period in 2003 mainly due to higher employee related expenses and professional fees. As a percentage of net sales, selling, general and administrative expenses decreased from 19.0% for the quarter ended September 30, 2003 to 13.3% for the quarter ended September 30, 2004 due to the increased sales level.

Interest Income: Interest income of the Company for the quarter ended September 30, 2004 of $0.2 million approximated the corresponding period ended September 30, 2003.

Interest Expense: Interest expense of the Company for the quarter ended September 30, 2004 of $3.0 million increased $0.3 million, or 11.7%, from $2.7 million for the corresponding period in 2003. This increase was due to interest recorded on the Company’s preferred stock, and preferred stock units beginning in 2004 in accordance with FASB No. 150, along with a higher debt level.

Benefit for Income Taxes: Benefit for income taxes of the Company for the quarter ended September 30, 2004 of $0.4 million approximated the benefit for the quarter ended September 30, 2003.

Net Loss: The net loss for the Company for the quarter ended September 30, 2004 of $0.7 million approximated the quarter ended September 30, 2003 results for the reasons discussed above.

Nine months ended September 30, 2004 Compared to Nine months ended September 30, 2003

Net Sales: Net sales for the nine months ended September 30, 2004 increased $61.5 million, or 65.7%, to $155.2 million from $93.7 million for the corresponding period in 2003. The Engineering Services Segment’s sales increased $47.2 million, or 168.6%, from $28.1 million for the nine months ended September 30, 2003 to $75.3 million for the nine months ended September 30, 2004, due to the timing and size of projects. For the nine months ended September 30, 2004 the Company had thirteen projects with sales over $1.0 million, totalling $66.3 million in sales, compared to seven such projects totalling $19.3 million in sales for the nine months ended September 30, 2003. The Manufactured Products Segment’s sales increased $14.3 million or 28.3% from $65.6 million for the nine months ended September 30, 2003 to $79.9 million for the nine months ended September 30, 2004, with increased sales of screens, centrifugal dryers, fasteners, electronic components, starters, and steel fabrication, partially offset with decreased sales of industrial capital equipment.

Gross Profit: Gross profit for the nine months ended September 30, 2004 increased $4.0 million, or 17.7%, to $26.8 million from $22.8 million for the corresponding period in 2003. The increase resulted from the higher sales level, partially offset with a lower margin earned as a percentage of net sales. As a percentage of net sales, the gross profit decreased to 17.3% for the nine months ended September 30, 2004 from 24.3% for the corresponding period in 2003. This decrease as a percentage of sales was mainly due to a reduction of margin on an Engineering Service’s Segment project due to higher than anticipated construction costs, and increased steel costs.

Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the nine months ended September 30, 2004 of $20.4 million were $2.1 million, or 11.5% higher than the selling, general and administrative expenses for the corresponding period in 2003 mainly due to higher employee related expenses, commissions, bad debt expense, and professional fees.

Interest Income: Interest income of the Company of $0.5 million for the nine months ended September 30, 2004 approximated the corresponding period in 2003.

Interest Expense: Interest expense of the Company for the nine months ended September 30, 2004 of $8.8 million was $0.8 million or 10.6% higher than the interest expense of $8.0 million for the corresponding period in 2003. This increase was due to interest expense recorded on the Company’s preferred stock, and preferred stock units beginning in 2004 in accordance with FASB No. 150, along with a higher debt level.

Benefit for Income Taxes: Benefit for income taxes of the Company for the nine months ended September 30, 2004 of $0.7 million compared to $1.1 million for the nine months ended September 30, 2003. The decrease of $0.4 million was due to the smaller loss before income taxes for the nine months ended September 30, 2004.

Net Loss: The net loss for the Company for the nine months ended September 30, 2004 decreased to $1.1 million compared to $1.9 million for the nine months ended September 30, 2003 for the reasons discussed above.

Liquidity and Capital Resources

Net cash used by operating activities for the nine months ended September 30, 2004 of $6.4 million was used by increased accounts receivable, inventories, prepaid expenses and other assets, partially offset with increased accounts payable, accrued expenses, and cash generated from net loss adjusted for non-cash charges. Included in non-cash charges for the nine months ended September 30, 2004 was depreciation of $1.9 million and other non-cash charges of $0.5 million, partially offset with pension overfunding income of $0.6 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

Cash used in investing activities for the nine months ended September 30, 2004 of $0.9 million consisted of capital expenditures resulting from the Company’s regular practice of upgrading and maintaining its equipment base and facilities.

Cash provided by financing activities for the nine months ended September 30, 2004 of $3.9 million consisted of borrowings on the Company’s revolver loan of $5.4 million, partially offset with the repayment of $1.5 million on the Company’s term loans.

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

Backlog

The Company’s backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at September 30, 2004 was $91.4 million. Approximately $15.8 million relates to the Manufactured Products Segment, with the remainder of $75.6 million relating to the Engineering Services Segment. A substantial majority of current backlog is expected to be realized in the next twelve months.

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

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continues to use its United States reputation to generate sales in international markets. In the nine months ended September 30, 2004 approximately 11% of the Company’s net sales were attributable to services provided or products sold for use outside the United States, primarily to Australia and Indonesia. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company’s business, financial condition, results of operation and debt service capability. Sales from the Australia office of Roberts & Schaefer are usually denominated in Australian dollars. The majority of the Company’s foreign sales and costs originated outside the Australia office of Roberts & Schaefer are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, when possible the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company’s historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company’s strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company’s foreign operations, or expansion thereof, would not have a material adverse effect on the Company’s business, financial condition, results of operations and debt service capability.

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

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

Because of the inability of the Company’s new public accountants to complete its review, as required by Rule 10-01(d) of Regulation S-X, the Company’s Chief Executive Officer and Chief Financial Officer are unable to complete the statement required under 18 U.S.C. sec 1350 (Section 906 of the Sarbanes-Oxley Act of 2002).

As noted earlier, this inability to timely complete the review resulted from the recent change in the Company’s public accountants.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Report dated October 25, 2004 for Item 4.01. No financial statements were filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELGIN NATIONAL INDUSTRIES, INC.

By:	/s/ WAYNE J. CONNER
Name:	Wayne J. Conner
Title:	Vice President, Treasurer, and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: November 9, 2004

INDEX TO EXHIBITS

Exhibit Number	Document Description	Footnote Reference
3.1	Certificate of Incorporation of Elgin National Industries, Inc.	(2)

3.2	Bylaws of Elgin National Industries, Inc.	(2)

4.1	Indenture dated November 5, 1997, between Elgin National Industries, Inc., subsidiaries and Norwest Bank Minnesota, as Trustee.	(1)

4.2	Form of 11% Senior Note due 2007 (included in Exhibit 4.1).	(1)

4.3	Registration Rights Agreement dated November 5, 1997, by and among Elgin National Industries, Inc., certain of its subsidiaries, and BancAmerica Robertson Stephens and CIBC Wood Gundy Securities Corp.	(2)

4.4	Form of Subsidiary Guaranty (included in Exhibit 4.1).	(1)

10.1	Credit Agreement dated as of September 24, 1993, as Amended and Restated as of November 5, 1997, by and among Elgin National Industries, Inc., various financial institutions, and Bank of America National Trust and Savings Association, individually and as agent.	(1)

10.2	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Fred C. Schulte.*	(1)

10.3	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Charles D. Hall.*	(1)

10.4	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Wayne J. Conner.*	(1)

10.5	The Elgin National Industries, Inc. Supplemental Retirement Plan dated as of 1995, and effective January 1, 1995.*	(2)

10-6	Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(3)

10-7	First Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of March 1, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(3)

10-8	Second Amended to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of September 28, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(3)

10-9	Third Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of March 31, 2002 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10-10	Waiver and Fourth Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of September 30, 2002 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(5)

10-11	Loan and Security Agreement, dated February 10, 2003 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, Arranger and administrative agent and Ableco Finance LLC, as lender.	(6)

Exhibit Number	Document Description	Footnote Reference
10-12	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Charles D. Hall.	(7)

10-13	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Fred C. Schulte.	(7)

10-14	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Wayne J. Conner.	(7)

10-15	First Amendment to Loan and Security Agreement, dated February 19, 2004 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, Arranger and administrative agent and Ableco Finance LLC, as lender.	(8)

10-16	Second Amendment to Loan and Security Agreement, dated June 30, 2004 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, Arranger and administrative agent and Ableco Finance LLC, as lender.	(9)

21	Subsidiaries of Elgin National Industries, Inc.	(2)

(1)	Incorporated by reference to Pre-Effective Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on December 30, 1997.
(2)	Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.
(3)	Incorporated by reference to Form 10-Q of the Company (File No. 001-03771) filed with the Commission on August 10, 2001.
(4)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on May 15, 2002.
(5)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on November 12, 2002.
(6)	Incorporated by reference to Form 8-K of the Company (File No. 001-05771) filed with the Commission on February 19, 2003.
(7)	Incorporated by reference to Form 10-K of the Company (File No. 001-05771) filed with the Comission on March 27, 2003.
(8)	Incorporated by reference to Form 10-K of the Company (File No. 001-05771) filed with the Comission on March 27, 2004.
(9)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on August 13, 2004.
*	Management contract or compensatory plan or arrangement.