Form 10-Q/A
period 2004-09-30
ELGIN NATIONAL INDUSTRIES INC
filed 2005-03-10
CIK 32346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

Amendment No. 1

to

FORM 10-Q/A

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

ELGIN NATIONAL INDUSTRIES, INC.

Page
PART I—FINANCIAL INFORMATION

ITEM 1—Financial Statements

Consolidated Balance Sheets as of September 30, 2004 and December 31, 2003	3

Consolidated Statements of Operations for the Nine Months Ended September 30, 2004 and September 30, 2003, and for the Three Months Ended September 30, 2004 and September 30, 2003	4

Consolidated Statements of Changes in Stockholder’s Deficit for the Nine Months Ended September 30, 2004	5

Condensed Consolidated Statements of Cash Flows for the Nine Months Ended September 30, 2004 and September 30, 2003	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2—Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3—Quantitative and Qualitative Disclosures about Market Risk	14

ITEM 4—Controls and Procedures	14

PART II—OTHER INFORMATION

ITEM 1—Legal Proceedings	15

ITEM 5—Other Information	15

ITEM 6—Exhibits and Reports on Form 8-K	15

SIGNATURES	16

EXHIBIT INDEX	17

PART I

ITEM 1.    FINANCIAL STATEMENTS

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(Unaudited)

	September 30, 2004		December 31, 2003
ASSETS
Current assets:
Cash and equivalents	$		$3,391
Accounts receivable, net		37,511	27,062
Inventories, net		20,658	17,495
Prepaid expenses and other assets		3,216	2,277
Deferred income taxes		3,497	3,497

Total current assets		64,882	53,722
Property, plant and equipment, net		19,329	20,308
Loans receivable to related parties		11,320	10,855
Prepaid pension costs		24,830	24,227
Other assets		5,479	5,280
Goodwill		18,995	18,995

Total assets		$144,835	$133,387

LIABILITIES AND COMMON STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt		$2,033	$2,019
Accounts payable		28,473	25,076
Accrued expenses		14,127	9,568

Total current liabilities		44,633	36,663
Long-term debt less current portion		100,659	96,741
Redeemable preferred stock units		15,289	14,743
Redeemable preferred stock		4,194	4,044
Other liabilities		2,323	2,345
Deferred income taxes		4,428	4,411

Total liabilities		171,526	158,947

Common stockholder’s deficit:
Common stock, Class A par value $.01 per share; authorized 23,678 shares; 6,408 issued and outstanding as of September 30, 2004 and December 31, 2003
Retained deficit		(26,958)	(25,836)
Accumulated other comprehensive income		267	276

Total common stockholder’s deficit		(26,691)	(25,560)

Total liabilities and stockholder’s deficit		$144,835	$133,387

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

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Report Preparation

The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with accounting principles generally accepted in the United States and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company’s December 31, 2003 Form 10-K filed with the Securities and Exchange Commission. Due to the timing of the change in the Company’s certifying accountants the report on Form 10-Q filed on November 11, 2004 had not been reviewed by the Company’s independent certified public accountants. This amended report on Form 10-Q/A has been reviewed by McGladrey & Pullen, LLP, the Company’s current certifying accountants. The financial information furnished includes all normal recurring accrual adjustments, which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first nine months of 2004 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company’s consolidated financial statements included in the annual report on Form 10K.

2.    Accounts receivable

Accounts receivable consist of:

	September 30, 2004	December 31, 2003
	(in thousands)
Trade accounts	$12,657	$11,214

Construction contracts:
Billed	17,211	9,468
Costs and estimated earnings in excess of billings on Contracts	620	3,734
Retainage due upon completion of contracts	6,983	2,870

	37,471	27,286

Other receivables	769	446

	38,240	27,732
Less allowance for doubtful accounts	729	670

	$37,511	$27,062

3.    Inventories

Inventories consist of:

	September 30, 2004	December 31, 2003
	(in thousands)
Finished goods	$12,456	$11,098
Work-in-process	3,015	2,420
Raw materials	7,095	5,519

	22,566	19,037
Less excess and obsolete reserve	1,908	1,542

	$20,658	$17,495

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.    Comprehensive loss

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

5.    Components of Net Periodic Pension Cost

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

(Unaudited)

6.    Segment Information

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

(Unaudited)

7.    Subsidiary Guarantors

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

(Unaudited)

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

8.    Contingencies

The Company has claims against others, and there are claims by others against it, in a variety of matters arising out of the conduct of the Company’s business. The ultimate resolution of all such claims would not, in the opinion of management, have a material effect on the Company’s financial position, cash flows or results of operations.

9.    Adoption of Accounting Principles

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

10.    Reclassification

Certain amounts in the 2003 financial statements have been reclassified to conform to the 2004 presentation.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2004 Compared to Three Months Ended September 30, 2003

Net Sales: Net sales for the quarter ended September 30, 2004 increased $18.5 million, or 55.4%, to $52.0 million from $33.5 million for the corresponding period in 2003. The Engineering Services Segment’s sales increased $12.0 million or 95.0% to $24.6 million for the quarter ended September 30, 2004 from $12.6 million for the quarter ended September 30, 2003. For the quarter ended September 30, 2004 the Company had seven larger projects with sales in excess of $1.0 million, totalling $20.6 million in sales, compared to two such projects totalling $7.9 million in sales for the quarter ended September 30, 2003. The Manufactured Products Segment’s sales increased $6.5 million, or 31.4%, primarily due to increased sales of screens, steel fabrication, fasteners, industrial capital equipment and lighting products.

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

Interest Expense: Interest expense of the Company for the quarter ended September 30, 2004 of $3.0 million increased $0.3 million or 11.7% from $2.7 million for the corresponding period in 2003. This increase was due to interest recorded on the Company’s preferred stock, and preferred stock units beginning in 2004 in accordance with FASB No. 150, along with a higher debt level.

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

Nine months ended September 30, 2004 Compared to Nine months ended September 30, 2003

Net Sales: Net sales for the nine months ended September 30, 2004 increased $61.5 million, or 65.7%, to $155.2 million from $93.7 million for the corresponding period in 2003. The Engineering Services Segment’s sales increased $47.2 million, or 168.6% from $28.1 million for the nine months ended September 30, 2003 to $75.3 million for the nine months ended September 30, 2004, due to the timing and size of projects. For the nine months ended September 30, 2004 the Company had thirteen projects with sales over $1.0 million, totalling $66.3 million in sales, compared to seven such projects totalling $19.3 million in sales for the nine months ended September 30, 2003. The Manufactured Products Segment’s sales increased $14.3 million or 21.8% from $65.6 million for the nine months ended September 30, 2003 to $79.9 million for the nine months ended September 30, 2004, with increased sales of screens, centrifugal dryers, fasteners, electronic components, starters, and steel fabrication, partially offset with decreased sales of industrial capital equipment.

Gross Profit: Gross profit for the nine months ended September 30, 2004 increased $4.0 million, or 17.7%, to $26.8 million from $22.8 million for the corresponding period in 2003. The increase resulted from the higher sales level, partially offset with a lower margin earned as a percentage of net sales. As a percentage of net sales, the gross profit decreased to 17.3% for the nine months ended September 30, 2004 from 24.3% for the corresponding period in 2003. This decrease as a percentage of sales was mainly due to a reduction of margin on an Engineering Services Segment project due to higher than anticipated construction costs, and increased steel costs.

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

None

ITEM 3.    DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.    SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.    OTHER INFORMATION

Due to the timing of the change in the Company’s certifying accountants the report on Form 10-Q filed on November 11, 2004 had not been reviewed by the Company’s independent certified public accountants. This amended report on Form 10-Q/A has been reviewed by McGladrey & Pullen, LLP, the Company’s current certifying accountants. This Form 10-Q/A has been amended to include this review.

ITEM 6.    EXHIBITS AND REPORTS ON FORM 8-K

Report dated October 25, 2004 for Item 4.01. No financial statements were filed with this report.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELGIN NATIONAL INDUSTRIES, INC.

By	/s/ WAYNE J. CONNER
Name:	Wayne J. Conner
Title:	Vice President, Treasurer, and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: March 10, 2005

INDEX TO EXHIBITS

Exhibit Number	Document Description	Footnote Reference
3.1	Certificate of Incorporation of Elgin National Industries, Inc.	(3)

3.2	Bylaws of Elgin National Industries, Inc.	(3)

4.1	Indenture dated November 5, 1997, between Elgin National Industries, Inc., subsidiaries and Norwest Bank Minnesota, as Trustee.	(2)

4.2	Form of 11% Senior Note due 2007 (included in Exhibit 4.1).	(2)

4.3	Registration Rights Agreement dated November 5, 1997, by and among Elgin National Industries, Inc., certain of its subsidiaries, and BancAmerica Robertson Stephens and CIBC Wood Gundy Securities Corp.	(3)

4.4	Form of Subsidiary Guaranty (included in Exhibit 4.1).	(2)

10.1	Credit Agreement dated as of September 24, 1993, as Amended and Restated as of November 5, 1997, by and among Elgin National Industries, Inc., various financial institutions, and Bank of America National Trust and Savings Association, individually and as agent.	(2)

10.2	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Fred C. Schulte.*	(2)

10.3	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Charles D. Hall.*	(2)

10.4	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Wayne J. Conner.*	(2)

10.5	The Elgin National Industries, Inc. Supplemental Retirement Plan dated as of 1995, and effective January 1, 1995.*	(3)

10-6	Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10-7	First Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of March 1, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10-8	Second Amended to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of September 28, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10-9	Third Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of March 31, 2002 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(5)

10-10	Waiver and Fourth Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of September 30, 2002 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(6)

10-11	Loan and Security Agreement, dated February 10, 2003 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, Arranger and administrative agent and Ableco Finance LLC, as lender.	(7)

Exhibit Number	Document Description	Footnote Reference
10-12	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Charles D. Hall.	(8)

10-13	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Fred C. Schulte.	(8)

10-14	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Wayne J. Conner.	(8)

10-15	First Amendment to Loan and Security Agreement, dated February 19, 2004 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, Arranger and administrative agent and Ableco Finance LLC, as lender.	(9)

10-16	Second Amendment to Loan and Security Agreement, dated September 30, 2004 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, Arranger and administrative agent and Ableco Finance LLC, as lender.	(10)

21	Subsidiaries of Elgin National Industries, Inc.	(2)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

99	Report of Independent Registered Public Accounting Firm	(1)

(1)	Filed within
(2)	Incorporated by reference to Pre-Effective Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on December 30, 1997.
(3)	Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.
(4)	Incorporated by reference to Form 10-Q of the Company (File No. 001-03771) filed with the Commission on August 10, 2001.
(5)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on May 15, 2002.
(6)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on November 12, 2002.
(7)	Incorporated by reference to Form 8-K of the Company (File No. 001-05771) filed with the Commission on February 19, 2003.
(8)	Incorporated by reference to Form 10-K of the Company (File No. 001-05771) filed with the Commission on March 27, 2003.
(9)	Incorporated by reference to Form 10-K of the Company (File No. 001-05771) filed with the Commission on March 27, 2004.
(10)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on August 13, 2004.
*	Management contract or compensatory plan or arrangement.