Form 10-K
period 2004-12-31
ELGIN NATIONAL INDUSTRIES INC
filed 2005-03-31
CIK 32346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2004

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

As of March 27, 2005, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock. As of June 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the registrant is $0 because all voting stock is held by an affiliate of the registrant.

ELGIN NATIONAL INDUSTRIES, INC.

i

PART I

ITEM 1.	BUSINESS

Overview

Elgin National Industries, Inc., incorporated in 1962, was a publicly traded company listed on the NYSE until it was taken private in 1988 through the leveraged acquisition of stock of Elgin National Industries, Inc. by The Jupiter Corporation (“Jupiter”), a private diversified holding company. In September 1993, an investor group led by institutional investors and Senior Management (consisting of Fred C. Schulte, Charles D. Hall and Wayne J. Conner) formed ENI Holding Corp. (“ENI”), and ENI acquired the capital stock of Elgin National Industries, Inc. from Jupiter in a leveraged buyout. Through the years Elgin National Industries, Inc. has had strategic acquisitions and divestitures assisting the company in reducing leverage and, Management believes, focusing on strengthening its businesses. In 2001 Elgin National Industries, Inc. acquired Leland Powell Fasteners, Inc.,(“Leland”), a manufacturer of specialty fasteners located in Martin, Tennessee to further strengthen its Manufactured Products Segment.

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

Manufactured Products Segment

The Manufactured Products Segment, through its eleven business units, manufactures and markets products used primarily in the industrial equipment, durable goods, mining, mineral processing and electric utility industries. The businesses within the Manufactured Products Segment consist of original equipment manufacturers (“OEM”), suppliers of after-market parts and services and manufacturers of components used by original equipment manufacturers. These businesses have supplied their customers with quality products and services for an average of over 42 years. The Manufactured Products Segment has a broad and diverse customer base, with no single customer accounting for more than 10% of the Company’s sales in 2004.

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

Net sales for the Manufactured Products Segment for the year ended December 31, 2004, were $108.4 million. Products are sold through in-house sales personnel, as well as independent sales representatives, supported by engineer and technical services support personnel.

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

Engineering Services Segment

The Engineering Services Segment provides design, engineering, procurement and construction management services principally to the mining, mineral processing, electric utility and rail and marine transportation industries. Depending upon the needs of the client, these services are provided on either an unbundled (i.e. task-specific) basis or a full project turnkey basis. Historically, the Engineering Services Segment provided its services primarily to the United States coal mining industry. The Engineering Services Segment continues to diversify into markets, which include electric utility, aggregates, industrial minerals, base metals and precious metals. Today, the Engineering Services Segment has a broad, well-balanced customer base within these industries and derived approximately 75% of its net sales from customers outside the coal-mining industry during 2004. Net sales for the Engineering Services Segment for the year ended December 31, 2004 were $99.7 million.

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

The Engineering Services Segment provides its services, ranging from engineering only services to turnkey project completion, primarily to the mining, mineral processing, electric utility and rail and marine transportation industries, with a diversified customer base including a number of leading domestic and international mining companies, electric utility companies and transportation companies. Engineering only services range in size from under $10,000 to several hundred thousand dollars. The Engineering Services Segment’s turnkey services include full project responsibility for the design and construction of mineral processing and bulk material handling facilities. The Engineering Services Segment focuses on turnkey projects of less than $25 million, with most such projects significantly smaller. Total backlog for the Engineering Services Segment at December 31, 2004 was $97.4 million.

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

The Engineering Services Segment has a broad and diversified customer base, having executed projects in the electric utility, aggregates, industrial minerals and base metal industries. The Engineering Services Segment has also been successful in further diversifying their markets to include international work. During 2004, approximately 25% of the net sales of the Engineering Services Segment were from international projects.

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

Employees

As of December 31, 2004, the Company had approximately 790 employees. Approximately 17 employees of the Company at CMI’s St. Louis, Missouri facility are represented by District 8 of the International Association of Machinists and Aerospace Workers (“IAM”) and are covered by a contract between CMI and the IAM effective through March 31, 2006. Approximately eight employees of TranService, Inc., a wholly owned subsidiary of the Company, are represented by the United Mine Workers of America (“UMWA”) and are covered by the National Bituminous Coal Wage Agreement expiring on December 31, 2006. The Company believes that its relations with its employees are generally good.

ITEM 2.	PROPERTIES

The Company and its businesses conduct operations from the following primary facilities:

Business	Location	Principal Function	Owned/ Leased	Approximate Square Footage
Elgin	Downers Grove, IL	Headquarters	Leased	6,470
Ohio Rod	Versailles, IN	Manufacturing	Owned	93,350
Chandler Products	Euclid, OH	Manufacturing	Owned	88,000
Mining Controls	Beckley, WV	Manufacturing	Owned	44,925
CMI	St. Louis, MO	Manufacturing	Owned	63,295
CSI	Raleigh, IL	Manufacturing	Owned	16,166
			Leased	18,245
Tabor	Bluefield, WV	Manufacturing	Owned	44,000
Norris	Tazewell, VA	Manufacturing	Owned	28,800
	Princeton, WV		Owned	12,700
Clinch River	Cedar Bluff, VA	Manufacturing	Owned	56,300
Vanco	Batavia, IL	Distribution	Leased	30,890
R & S	Chicago, IL &	Office	Leased	16,200
	Salt Lake City, UT	Office	Leased	25,267
R & S Australia	Brisbane, Australia	Office	Leased	1,400
Soros	Chicago, IL	Office	Leased	5,800
Leland	Martin, Tenn	Manufacturing	Owned	92,000
Best Metal	Osgood, IN	Manufacturing	Owned	42,000

ITEM 3.	LEGAL PROCEEDINGS

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

Environmental

The Company is subject to a variety of foreign, federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials used in its manufacturing processes. The Company has not historically incurred any material adverse effect on its business, financial condition, results of operations or cash flow as a result of the Company’s compliance with U.S. federal, state, provincial, local or foreign environmental laws or regulations or remediation costs. Some risk of environmental liability and other costs is inherent, however, in the nature of the businesses conducted by the Manufactured Products Segment, which have been in operation for an average of over 42 years and have performed little invasive testing at their sites. In addition, businesses previously operated by the Company have been sold. There can be no assurance that future identification of contamination at its current or former sites or at third party-owned sites where waste generated by the Company has been disposed of would not have a material adverse effect on the Company’s business, results of operations, financial condition or debt service capability. Any failure by the Company to obtain required permits for, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability. Such liability could have a material adverse effect on the Company’s business, financial condition, results of operations and debt service capability.

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

The ability of the Company to pay dividends is governed by restrictive covenants contained in the indenture governing its publicly-held debt as well as restrictive covenants contained in the Company’s Loan and Security Agreement. As a result of these restrictive covenants, the Company was limited in the amount of dividends it was allowed to pay on December 31, 2004. The Company did not pay any dividends in the years ended December 31, 2004, 2003 and 2002.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial information of the Company, as of the dates and for the periods indicated. The historical financial data as of December 31, 2000, 2001, 2002, 2003, and 2004 was derived from the audited consolidated financial statements of the Company. The selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and notes thereto.

Selected Financial Data

	Fiscal Year Ended December 31,
	2000	2001	2002	2003	2004
	(dollars in thousands)
Statement of Operations Data:
Net sales	$163,370	$191,551	$149,000	$144,545	$208,115
Cost of sales	124,378	149,988	116,730	112,056	173,299

Gross profit	38,992	41,563	32,270	32,489	34,816
Selling, general and administrative expenses	24,419	24,850	27,007	24,928	26,653
Goodwill amortization	419	1,088	—	—	—

Operating income	14,154	15,625	5,263	7,561	8,163
Other expenses:
Interest expense, net	7,676	8,810	8,747	9,975	11,137

Income (loss) before income taxes	6,478	6,815	(3,484)	(2,414)	(2,974)
Provision (benefit) for income taxes	2,605	3,309	(1,501)	(302)	(26)

Net income (loss)	$3,873	$3,506	$(1,983)	$(2,112)	$(2,948)

Other Financial Data:
Gross margin %	23.9%	21.7%	21.7%	22.5%	16.7%
Depreciation and amortization	$3,182	$4,604	$3,707	$4,067	$3,196
Capital expenditures	4,337	4,440	3,572	763	1,524
Net cash provided by (used in) operating activities	10,674	5,619	(2,598)	4,488	(8,222)
Net cash provided by (used in) investing activities	(6,395)	(24,780)	(3,497)	(717)	(1,518)
Net cash provided by (used in) financing activities	(6,959)	16,140	6,095	(656)	6,195

Operating Unit Data:
Net Sales:
Manufactured Products Segment	$80,036	$99,080	$93,562	$88,411	$108,401
Engineering Services Segment	83,334	92,471	55,438	56,134	99,714

Total Net Sales	$163,370	$191,551	$149,000	$144,545	$208,115

Balance Sheet Data:
Cash and cash equivalents	$3,021	$—	$—	$3,391	$—
Working capital less cash and cash equivalents	10,219	12,381	18,150	13,668	22,019
Property, plant and equipment, net	17,935	22,070	22,441	20,308	19,008
Total assets	112,464	137,746	124,617	133,387	144,427
Total debt	74,100	91,234	97,329	98,760	104,955
Mandatorily redeemable preferred stock and redeemable preferred stock units	16,006	16,933	17,860	18,787	19,714
Common stockholder’s deficit	(23,305)	(20,445)	(23,074)	(25,560)	(28,354)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

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

.

Results of Operations

The following tables set forth, for the periods indicated, amounts derived from the Company’s consolidated statements of operations and related percentages of net sales. There can be no assurance that the trends in operating results will continue in the future.

Company Consolidated

(dollars in millions)

	For the Fiscal Year Ended December 31,
	2002		2003		2004
Net sales	$149.0	100.0%	$144.5	100.0%	$208.1	100.0%
Cost of sales	116.7	78.3	112.0	77.5	173.3	83.3
Gross profit	32.3	21.7	32.5	22.5	34.8	16.7
Selling, general & administrative expenses	27.0	18.1	24.9	17.2	26.7	12.8
Operating income	5.3	3.6	7.6	5.3	8.1	3.9
Interest expense, net	8.8	5.9	10.0	6.9	11.1	5.3
Income (loss) before income taxes	(3.5)	(2.3)	(2.4)	(1.6)	(3.0)	(1.4)
Provision (benefit) for income taxes	(1.5)	(1.0)	(0.3)	(0.2)	(0.0)	(0.0)
Net income (loss)	(2.0)	(1.3)	(2.1)	(1.4)	(3.0)	(1.4)

Manufactured Products Segment

(dollars in millions)

	For the Fiscal Year Ended December 31,
	2002		2003		2004
Net sales	$93.6	100.0%	$88.4	100.0%	$108.4	100.0%
Cost of sales	67.1	71.7	61.1	69.1	76.9	70.9
Gross profit	26.5	28.3	27.3	30.9	31.5	29.1

Engineering Services Segment

(dollars in millions)

	For the Fiscal Year Ended December 31,
	2002		2003		2004
Net sales	$55.4	100.0%	$56.1	100.0%	$99.7	100.0%
Cost of sales	49.6	89.6	50.9	90.8	96.4	96.7
Gross profit	5.8	10.4	5.2	9.2	3.3	3.3

Year Ended December 31, 2004 Compared to Year Ended December 31, 2003

Net Sales:    Net sales for the Manufactured Products Segment for the year ended December 31, 2004 increased $20.0 million, or 22.6%, to $108.4 million from $88.4 million for the corresponding period in 2003. The increased sales level was due to increased sales of equipment and fasteners.

Net sales for the Engineering Services Segment for the year ended December 31, 2004 increased $43.6 million, or 77.6%, to $99.7 million from $56.1 million for the corresponding period in 2003 due primarily to increased sales of larger engineering projects with sales greater than $1.0 million, and to a lesser extent increased sales from smaller jobs. In 2004 the Engineering Services Segment had $86.2 million in sales from fifteen larger projects compared to $46.2 million from ten larger projects for 2003. Sales from smaller jobs with sales less than $1.0 million each increased to $13.5 million for the year ended 2004 from $9.9 million for 2003.

Cost of Sales:    Cost of sales for the Manufactured Products Segment for the year ended December 31, 2004 increased $15.8 million, or 25.9%, to $76.9 million from $61.1 million for the corresponding period in 2003 due to the increased sales level. The Manufactured Products Segment’s cost of sales as a percentage of net sales increased to 70.9% for the year ended December 31, 2004 from 69.1% for the corresponding period in 2003 due to lower margins earned on screen sales and fasteners, partially offset with higher margins earned on steel fabrication and centrifugal dryers.

Cost of sales for the Engineering Services Segment for the year ended December 31, 2004 increased $45.5 million, or 8.9%, to $96.4 million from $50.9 million for the corresponding period in 2003 due to the higher sales level and lower margins earned on larger projects. As a percentage of net sales, the Engineering Services Segment’s cost of sales increased to 96.7% for the year ended December 31, 2004 from 90.8% for the corresponding period in 2003 due to higher costs as a percentage of sales associated with the larger projects.

Gross Profit:    Gross profit for the Manufactured Products Segment for the year ended December 31, 2004 increased $4.2 million, or 15.3%, to $31.5 million from $27.3 million for the corresponding period in 2003 due to the higher sales level, partially offset with the lower margins earned. The Manufactured Products Segment’s gross profit as a percentage of net sales decreased to 29.1% for the year ended December 31, 2004 from 30.9% for the corresponding period in 2003.

Gross profit of the Engineering Services Segment for the year ended December 31, 2004 decreased $1.9 million, or 35.7%, to $3.3 million from $5.2 million for the corresponding period in 2003 due to the lower margins earned, partially offset with the higher sales level. As a percentage of net sales, the Engineering Services Segment’s gross profit decreased to 3.3% for the year ended December 31, 2004 from 9.2% for the corresponding period in 2003 due to lower margins earned on larger projects.

Selling, General and Administrative Expenses:    Selling, general and administrative expenses of the Company of $26.7 million for the year ended December 31, 2004 represented an increase of $1.8 million in comparison to $24.9 million for the corresponding period in 2003 primarily due to the higher sales level. As a percentage of sales, selling, general and administrative expenses decreased to 12.8% for 2004 from 17.2% for 2003.

Operating Income:    Operating income of the Company for the year ended December 31, 2004 of $8.1 million was $0.5 million higher than the operating income of $7.6 million for the corresponding period in 2003 for the reasons discussed above. Operating income as a percentage of net sales decreased to 3.9% for the year ended December 31, 2004 from 5.3% for the corresponding period in 2003.

Interest Income:    Interest income of the Company for the year ended December 31, 2004 of $0.7 million approximated interest income for the year ended December 31, 2003.

Interest Expense:    Interest expense of the Company for the year ended December 31, 2004 of $11.9 million was $1.3 million higher than the interest expense of $10.6 million for the year ended December 31, 2003. The higher interest expense was due to interest recorded on the Company’s preferred stock, and preferred stock units beginning in 2004 in accordance with FASB No. 150, along with a higher debt level.

Loss Before Income Taxes:    The Company incurred a loss before income taxes of $3.0 million for the year ended December 31, 2004, compared to $2.4 million for the year ended December 31, 2003, for the reasons discussed above.

Benefit for Income Taxes:    Benefit for income taxes for the year ended December 31, 2004 was $0.0 million, compared to $0.3 million for the year ended December 31, 2003. The Company’s effective tax rate decreased to 1% in 2004 from 13% in 2003 primarily due to foreign losses incurred in both 2004 and 2003 without current tax benefit.

Net Loss:    The Company had a net loss of $2.9 million for the year ended December 31, 2004, compared to $2.1 million for the year ended December 31, 2003. This decrease of $0.8 million was due to the reasons discussed above.

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

Percentage-of-completion revenue recognition inherently involves estimation. Examples of estimates include the contemplated level of effort to accomplish the tasks under contract, the cost of the effort, and an ongoing assessment of the Company’s progress toward completing the contract. From time to time, as part of the Company’s standard management processes, facts develop that require the Company to revise its estimated total costs and revenues. Favorable adjustments to these cost estimates are made and recognized in income over the remaining contract period. Unfavorable adjustments are recorded as soon as they are apparent. Estimated losses on uncompleted contracts are provided in full within the period in which the losses are determinable.

Liquidity and Capital Resources

Net cash used in operating activities for the year ended December 31, 2004 of $8.2 million was used to increase accounts receivable and inventories. These decreases in cash were partially offset with cash generated from the net loss adjusted for non-cash charges, increased accounts payable and accrued expenses. Cash flows from operations for any specific period are often materially affected by the timing and amounts of payments on contracts of the Engineering Services Segment, and the timing of payments by such Segment for products and services.

Cash used in investing activities for the year ended December 31, 2004 of $1.5 million consisted of capital expenditures in accordance with the Company’s regular practice of upgrading and maintaining its equipment base and facilities.

Cash generated by financing activities for 2004 was $6.2 million which included borrowings of $8.2 million on the Loan and Security Agreement, partially offset with repayments of $2.0 million of long-term debt.

As of December 31, 2004 the Company had a calculated borrowing base availability of $19.8 million on its revolver loan less $8.2 million outstanding and $4.6 million in standby letters of credit outstanding, leaving a remaining available balance of $7.0 million.

The Company’s liquidity requirements, both long term (over one year) and short term, are primarily for debt service, working capital needs and capital expenditures. The primary source for meeting these needs has been funds provided by operations and funds available under the Loan and Security Agreement. The Company monitors it’s liquidity position on a regular basis, and is working with their lenders to insure that our credit availability is maximized. The Company anticipates that with improved operating results, funds provided from future operations and financing arrangements should be sufficient to meet its anticipated debt service requirements, working capital needs and capital expenditures. However, if the Company has lower than expected earnings, or there are material delays in collections within our accounts receivable, the Company’s liquidity could be impaired.

The Company has the following contractual cash obligations outstanding as of December 31, 2004:

Contractual Cash Obligations

	Payments Due by Period
	Long Term Debt	Operating Leases	Preferred Stock	Preferred Stock Units	Total
	(dollars in thousands)
2005	$1,575	$2,175	—	—	$3,750
2006	16,237	1,383	—	—	17,620
2007	75,189	1,029	4,842	17,653	98,713
2008	10,979	720	—	—	11,699
2009	45	685	—	—	730
2010 and thereafter	930	493	—	—	1,423

Backlog

The Company’s backlog consists of that portion of contracts for the Engineering Services Segment that have been awarded but not performed and also includes open orders for the Manufactured Products Segment. Backlog at December 31, 2004 was $113.0 million. Approximately $15.6 million relates to the Manufactured Products Segment, with the remaining amount of $97.4 million relating to the Engineering Services Segment. Within the Engineering Services Segment’s backlog at December 31, 2004, $31.1 million relates to four engineering, procurement and construction management projects for limestone and gypsum handling facilities, and $29.2 million relates to two turnkey projects for material handling systems. A majority of the current backlog is expected to be realized within the next twelve months.

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

In 2004, approximately 18% of the Company’s net sales were attributable to products sold or services provided outside of the United States. In 2004, the majority of the Company’s foreign sales were to companies located in Australia and Indonesia. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company’s business, financial condition, results of operation and debt service capability. Sales from the Australia office of Roberts & Schaefer are usually donominated in Australian dollars. The majority of the Company’s foreign sales and costs originated from any office other than the Australia office of Roberts & Schaefer are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, when possible the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party in the transactions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements of Elgin National Industries, Inc.

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors

Elgin National Industries, Inc. and Subsidiaries

Downers Grove, Illinois

We have audited the consolidated balance sheet of Elgin National Industries, Inc. and Subsidiaries as of December 31, 2004, and the related consolidated statements of operations, comprehensive income (loss), changes in common stockholder’s deficit and cash flows for the year then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audit.

We conducted our audit in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provide a reasonable basis for our opinion.

In our opinion, the 2004 consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elgin National Industries, Inc. and Subsidiaries as of December 31, 2004, and the results of their operations and their cash flows for the year then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the financial statements, the Company changed its method of accounting for certain financial instruments to adopt Statement of Financial Accounting Standards No. 150.

McGladrey & PULLEN LLP

Schaumburg, Illinois

March 4, 2005

Repost of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Elgin National Industries, Inc.

We have audited the accompanying consolidated balance sheet of Elgin National Industries, Inc. and Subsidiary Companies as of December 31, 2003, and the related consolidated statements of operations, comprehensive income (loss), changes in common stockholders’ deficit and cash flows for each of the years in the two year period ended December 31, 2003. Our audits also included the financial statement schedule listed in the Index at Item 15(b) with respect to the information included therein for the years ended December 31, 2003 and 2002. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of Elgin National Industries, Inc. and Subsidiary Companies at December 31, 2003, and the results of their operations and their cash flows for each of the two years in the period ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic consolidated financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 20, 2004

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

December 31, 2004 and 2003

(in thousands except share data)

	2004	2003
ASSETS
Current assets:
Cash and equivalents	$—	$3,391
Accounts receivable, net	39,500	27,062
Inventories, net	20,343	17,495
Prepaid expenses and other assets	2,463	2,277
Deferred income taxes	3,078	3,497

Total current assets	65,384	53,722
Property, plant and equipment, net	19,008	20,308
Loans receivable from related parties	11,475	10,855
Prepaid pension cost	24,504	24,227
Other assets	5,061	5,280
Goodwill	18,995	18,995

Total assets	$144,427	$133,387

LIABILITIES AND COMMON STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$1,575	$2,019
Accounts payable	29,891	25,076
Accrued expenses	11,899	9,568

Total current liabilities	43,365	36,663
Long-term debt less current portion	103,380	96,741
Mandatorily redeemable preferred stock units	15,471	14,743
Mandatorily redeemable preferred stock	4,243	4,044
Other liabilities	1,397	2,345
Deferred income taxes	4,925	4,411

Total liabilities	172,781	158,947

Common stockholder’s deficit:
Common stock, Class A par value $.01 per share; authorized 23,678 shares; 6,408 shares issued and outstanding as of December 31, 2004 and 2003	—	—
Retained deficit	(28,784)	(25,836)
Accumulated other comprehensive income	430	276

Total common stockholder’s deficit	(28,354)	(25,560)

Total liabilities and stockholder’s deficit	$144,427	$133,387

The accompanying notes are an integral part of the consolidated financial statements.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Net sales	$208,115	$144,545	$149,000
Cost of sales	173,299	112,056	116,730

Gross profit	34,816	32,489	32,270
Selling, general and administrative expenses	26,653	24,928	27,007

Operating income	8,163	7,561	5,263
Other expenses (income)
Interest income	(734)	(657)	(768)
Interest expense	11,871	10,632	9,515

Loss before income taxes	(2,974)	(2,414)	(3,484)
Benefit for income taxes	(26)	(302)	(1,501)

Net loss	$(2,948)	$(2,112)	$(1,983)

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Net loss	$(2,948)	$(2,112)	$(1,983)
Other comprehensive income, net of tax of $97, and $173 for 2004 and 2003
Foreign currency translation adjustments	154	276	—

Comprehensive loss	$(2,794)	$(1,836)	$(1,983)

The accompanying notes are an integral part of the consolidated financial statements.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S DEFICIT

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands except share data)

	Common Stock	Retained (Deficit)	Accumulated Other Comprehensive Income	Total Stockholder’s Deficit
Balance as of December 31, 2001	$—	$(20,445)	$—	$(20,445)

Net income for the year ended December 31, 2002	—	(1,983)	—	(1,983)
Redeemable preferred stock dividends (19,952 shares at $10.00 per share)	—	(200)	—	(200)
Redeemable preferred stock unit dividend equivalent, net of tax of $281	—	(446)	—	(446)

Balance as of December 31, 2002	—	(23,074)	—	(23,074)

Net loss for the year ended December 31, 2003	—	(2,112)	—	(2,112)
Redeemable preferred stock dividends (19,952 shares at $10.00 per share)	—	(200)	—	(200)
Redeemable preferred stock unit dividend equivalent, net of tax of $277	—	(450)	—	(450)
Foreign currency translation adjustments net of tax of $173	—	—	276	276

Balance as of December 31, 2003	—	(25,836)	276	(25,560)

Net loss for the year ended December 31, 2004		(2,948)		(2,948)
Foreign currency translation adjustments net of tax of $97	—	—	154	154

Balance as of December 31, 2004	$—	$(28,784)	$430	$(28,354)

The accompanying notes are an integral part of the consolidated financial statements.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2004, 2003 and 2002

(in thousands)

	2004	2003	2002
Cash flows from operating activities:
Net loss	$(2,948)	$(2,112)	$(1,983)
Adjustments to reconcile net loss to net cash (used in) provided by operating activities:
Depreciation	2,464	2,874	3,138
Amortization of debt issuance costs	732	1,193	569
Provision for deferred income taxes	933	1,172	1,056
Provision for doubtful accounts and notes receivable	179	47	306
Provision for inventories	284	125	248
(Income) expense from pension overfunding	(277)	(1,000)	1,076
Loss (gain) on the disposal of assets	14	(24)	(12)
Changes in assets and liabilities:
Accounts receivable	(12,617)	(3,913)	13,790
Inventories	(3,132)	(909)	1,400
Prepaid expenses and other assets	(979)	(2,260)	(3,634)
Accounts payable, accrued expenses, and other liabilities	7,125	9,295	(18,552)

Net cash (used in) provided by operating activities	(8,222)	4,488	(2,598)

Cash flows from investing activities:
Proceeds from the sale of assets	6	46	75
Purchase of property, plant and equipment	(1,524)	(763)	(3,572)

Net cash used by investing activities	(1,518)	(717)	(3,497)

Cash flows from financing activities:
Debt issuance costs	—	(2,087)	—
Borrowings on long-term debt	8,212	25,000	9,361
Repayments of long-term debt	(2,017)	(23,569)	(3,266)

Net cash provided by (used in) financing activities	6,195	(656)	6,095

Effect of exchange rates on cash	154	276	—

Net (decrease) increase in cash and cash equivalents	(3,391)	3,391	0
Cash and cash equivalents at beginning of period	3,391	0	0

Cash and cash equivalents at end of period	$0	$3,391	$0

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

(c) Revenue Recognition

Revenues earned through manufactured products are recognized upon shipment to the customer. Revenues earned through engineering services are recognized on the percentage-of-completion method measured by comparing costs incurred to date with total estimated costs on each project. The lengths of the Company’s construction contracts vary, but are typically longer than one year. However, in accordance with industry practice, contract-related assets and liabilities are classified as current in the accompanying consolidated balance sheets. Contract costs include direct material and engineering costs along with indirect costs related to contract performance. Favorable adjustments to these cost estimates are made and recognized in income over the remaining contract period. Unfavorable adjustments are recorded as soon as they are apparent. Estimated losses on uncompleted contracts are provided in full within the period in which such losses are determinable. Management’s estimation process could have a material effect in the Engineering Services Segment revenues and the Company’s financial statements.

(d) Accounts Receivable

Credit evaluations of customers are ongoing and collateral, or other security is generally not required on accounts receivable. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential credit losses. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

history, and the current economic conditions. Accounts receivable are charged to the allowance for doubtful accounts when we have determined that the receivable will not be collected. Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer.

(e) Inventories

Inventories are valued at the lower of cost or market. Cost is determined on the first-in, first-out (FIFO) and the average cost bases. An allowance for obsolescence is maintained at a level management believes is sufficient to cover potential losses. Management determines the allowance for obsolescence by using historical experience applied to an aging of inventory. Inventory is charged to the allowance for obsolescence when the item is disposed.

(f) Property, Plant and Equipment

Property, plant and equipment are stated at cost. Depreciation is computed principally using the straight-line and double declining-balance methods over the estimated useful lives of the related assets which range from 3 to 30 years. Maintenance and repair costs are charged to earnings as incurred. Costs of major improvements are capitalized.

(g) Goodwill

The excess of cost over fair value of the net assets acquired is reflected in the consolidated financial statements as goodwill. Effective January 1, 2002, goodwill is no longer amortized, but is subject to annual impairment tests, which the Company performs as of December 31st. If an impairment exists, the amount of such impairment is calculated based on the difference between the carrying value and the estimated fair value of the asset. On December 31, 2002 the Company allocated $500,000 of goodwill to the Engineering Services Segment, and $18,495,000 of goodwill to the Manufactured Products segment.

(h) Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at December 31, 2004 and 2003 based on tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Long-term debt:    The fair values for long-term debt is based on quoted market prices, except current portion which approximates book value.

Preferred stock and preferred stock units:    The fair value of preferred stock and preferred stock units is based on the fixed future redemption price to be paid in cash to the stockholders at maturity.

(k) Shipping Costs

The Company classifies shipping costs incurred to physically move product from the seller’s place of business to the buyer’s designated location as selling costs. Shipping costs were $818,000, $760,000 and $751,000 for the years ended December 31, 2004, 2003 and 2002 respectively.

(l) Foreign currency translation

In accordance with Financial Accounting Standards No. 52, “Foreign Currency Translation”, the financial statements of the Company’s international subsidiaries are translated into U.S. dollars using the exchange rate at each balance sheet date for assets and liabilities, the historical exchange rate for stockholders’ deficit and a weighted average exchange rate for each period for revenues, expenses, and gains and losses. Translation adjustments are recorded as a separate component of stockholders’ equity as the local currency is the functional currency. Foreign currency translation adjustments, along with net income, are components of comprehensive income.

(m) Adoption of Accounting Principles

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

The Company implemented the provision of SFAS No. 150 in the first quarter of 2004. Through the implementation of SFAS No. 150 the Company has classified its mandatorily redeemable preferred stock units and mandatorily redeemable preferred stock as liabilities, which are recorded at fair value. The effect of the adoption was to increase 2004 net loss before income taxes by $927,000 as the corresponding dividend and dividend equivalent amounts accrued to holders are recorded as interest expense in 2004. There was no cumulative effect upon the adoption of SFAS No. 150 and prior year consolidated financial statements were not restated in accordance with SFAS No. 150.

(n) Reclassification

Certain amounts in the 2003 and 2002 financial statements have been reclassified to conform to the 2004 presentation.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

3.    Accounts Receivable

Accounts receivable consist of:

	December 31,
	2004	2003
	(in thousands)
Trade accounts	$14,303	$11,214

Construction contracts:
Billed	16,422	9,468
Costs and estimated earnings in excess of billings on Contracts	487	3,734
Retainage due upon completion of contracts	8,226	2,870

	25,135	16,072

Trade accounts and construction contracts	39,438	27,286

Other receivables	704	446

	40,142	27,732
Less allowance for doubtful accounts	642	670

	$39,500	$27,062

Billings exceeded related costs and gross profit recognized on certain contracts by $10,830,000 and $5,333,000 as of December 31, 2004 and 2003, respectively. These amounts are classified as current liabilities in the accompanying consolidated balance sheets.

It is estimated that the majority of the retainage due upon completion of contracts at December 31, 2004 will be collected in 2005.

A significant portion of the Company’s business activity is concentrated within the coal mining industry. Accounts receivable at December 31, 2004 and 2003 from companies within the coal mining industry were $12,831,000 and $12,211,000, respectively.

4.    Inventories

Inventories consist of:

	December 31,
	2004	2003
	(in thousands)
Finished goods	$12,354	$11,098
Work-in-process	2,605	2,420
Raw materials	7,139	5,519

	22,098	19,037
Less excess and obsolete reserve	1,755	1,542

	$20,343	$17,495

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

5.    Property, Plant and Equipment

Property, plant and equipment, at cost, consist of:

	December 31,
	2004	2003
	(in thousands)
Land	$2,325	$2,266
Buildings and improvements	13,539	13,403
Machinery and equipment	28,949	28,083

	44,813	43,752
Less accumulated depreciation	25,805	23,444

	$19,008	$20,308

Depreciation expense for the years ended December 31, 2004, 2003 and 2002 was $2,464,000, $2,874,000 and $3,138,000, respectively.

6.    Other Assets

Other assets consist of:

	December 31,
	2004	2003
	(in thousands)
Financing costs	$2,187	$2,919
Other assets	2,874	2,361

	$5,061	$5,280

7.    Accounts Payable

Accounts payable consist of:

	December 31,
	2004	2003
	(in thousands)
Accounts payable—trade	$15,112	$18,315
Accounts payable—other	3,949	1,428
Billings on contracts in excess of costs and gross profit Recognized	10,830	5,333

	$29,891	$25,076

8. Accrued Expenses

Accrued expenses consist of:

	December 31,
	2004	2003
	(in thousands)
Accrued payroll and commissions	2,876	2,127
Other accruals	9,023	7,441

	$11,899	$9,568

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

9.    Income Taxes

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset of which their approximate tax effect are as follows:

	December 31,
	2004	2003
	(in thousands)
Accounts receivable	$195	$182
Inventories	657	568
Accrued expenses	1,706	2,227
Redeemable preferred stock units	5,791	5,418
State net operating loss carry forward	520	520

Total deferred tax asset	8,869	8,915

Prepaid pension	(9,463)	(9,341)
Property plant & equipment	(558)	(459)
Other	(695)	(29)

Total deferred tax liability	(10,716)	(9,829)

Net deferred tax liability	$(1,847)	$(914)

The components of the current deferred income tax asset, and long-term deferred income tax liability on the balance sheet are:

	December 31,
	2004	2003
	(in thousands)
Accounts receivable	$195	$182
Inventories	657	568
Accrued expenses	1,706	2,227
State net operating loss carry forward	520	520

Current deferred income tax asset	3,078	3,497

Prepaid pension	(9,463)	(9,341)
Property plant & equipment	(558)	(459)
Other	(695)	(29)
Redeemable preferred stock units	5,791	5,418

Long-term deferred income tax liability	(4,925)	(4,411)

Net deferred tax liability	$(1,847)	$(914)

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the provision (benefit) for income taxes are:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Current
Federal	$(613)	$(1,329)	$(2,324)
State	(160)	(168)	(275)
Foreign	(186)	23	42
Deferred
Federal	764	640	1,244
State	169	532	(188)

	$(26)	$(302)	$(1,501)

The Company’s effective tax rates of 1%, 13%, and 43% for the years ended December 31, 2004, 2003 and 2002, respectively, differ from the statutory federal tax rate of 34% as follows:

	Years Ended December 31,
	2004	2003	2002
	(in thousands)
Income before income taxes	$(2,974)	$(2,414)	$(3,484)

Statutory federal income tax	$(1,011)	$(821)	$(1,185)
State taxes, net of federal benefit	(137)	(111)	(182)
Adjustment to deferred income tax
Foreign operations	947	244	(14)
Non-deductible expenses	175	220	17
Foreign sales corporation income tax	—	—	41
Other items	—	166	(178)

	$(26)	$(302)	$(1,501)

The Company made cash payments for income taxes totalling $187,000, $174,000 and $103,000 during the years ended December 31, 2004, 2003 and 2002, respectively.

The Company had a loss before taxes of $2,933,000 and $1,021,000 respectively from foreign operations in 2004 and 2003, and income before taxes from foreign operations of $652,000 in 2002.

During the fourth quarter of 2004, the Company recorded an adjustment of $947,000 which reduced the income tax benefit at December 31, 2004. The adjustment relates to a valuation allowance on the Company’s foreign operations.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

10.    Long-Term Debt

Long-term debt consists of:

Type of Issue	Interest Rate at December 31, 2004	Year of Maturity	December 31,
			2004	2003
			(in thousands)
Fixed rate:
Senior notes	11.00%	2007	$73,950	$73,950
Variable rate:
Term loan A		2008	6,250	7,000
Term loan B		2005	417	1,667
Term loan C		2006	15,000	15,000
Revolver loan		2008	8,212	—
Mortgage loan		2022	1,126	1,143

Total long-term debt			104,955	98,760
Less current maturities			1,575	2,019

Total non-current long-term debt			$103,380	$96,741

Annual principal payments on long-term debt at December 31, 2004 were as follows (in thousands):

	Senior Notes	Term Loans	Revolver Loan	Mortgage Loan	Total
2005	—	$1,542	—	$33	$1,575
2006	—	16,200	—	37	16,237
2007	$73,950	1,200	—	39	75,189
2008	—	2,725	$8,212	42	10,979
2009	—	—	—	45	45
2010 and thereafter	—	—	—	930	930

	$73,950	$21,667	$8,212	$1,126	$104,955

Under the terms of the senior notes, the Company is required to make only interest payments until the senior notes maturity in 2007. The senior notes may be redeemed, in whole or in part, at any time at the option of the Company, at the redemption price being equal to a percentage of the principal amount of the notes being redeemed, plus accrued and unpaid interest and specified liquidated damages, if any, to the date of redemption.

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

The senior notes are unsecured obligations and are guaranteed by the Company’s material domestic subsidiaries (See Note 18).

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The variable rate mortgage loan has an interest rate equal to prime with a floor of 7% and a lifetime cap of 10%.

On February 10, 2003, the Company and its subsidiaries entered into a Loan and Security Agreement to increase its borrowing capacity. Proceeds from the Loan and Security Agreement were used to repay and retire all amounts outstanding under the prior Bank Credit Agreement. The Loan and Security Agreement includes three term loans, Term Loan A, Term Loan B and Term Loan C, having original principal amounts of $7,500,000, $2,500,000 and $15,000,000, respectively. The Loan and Security Agreement also includes a revolver loan with a commitment amount of $27,500,000 subject to borrowing base and other restrictions, as well as restrictions under the Company’s Indenture. Term Loan A and Term Loan B require monthly principal payments of $104,000 and $63,000, respectively beginning May 2003. Term C does not require current principal repayments and is due in full on February 10, 2006. The Company’s assets are pledged under the terms of the Loan and Security Agreement. The Loan and Security Agreement has a maturity date of February 10, 2008. Term Loan A accrues interest at the prime rate set by Wells Fargo’s principal office (“Prime Rate”), which was 5.25% at December 31, 2004, plus a margin determined by a pricing grid, which was 2.0% at December 31, 2004. Term Loan B accrues interest at the Prime Rate plus 3.00% per annum. Term Loan C accrues interest at the Prime Rate plus 8.25% per annum. The revolver loan accrues interest at the Prime Rate plus 1.00% per annum.

As of December 31, 2004 the Company had $4,626,000 in letters of credit outstanding.

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

The Company made cash payments for interest totalling $10,855,000, $10,627,000 and $9,522,000, respectively, during 2004, 2003, and 2002.

The weighted average interest rate on current portion of the long term debt for 2005 was 7.5%.

Based upon the Company’s ability to obtain financing under similar terms, the estimated fair value of the Company’s long-term debt including the current portion was $94,502,000 and $70,751,000 at December 31, 2004 and December 31, 2003, respectively.

11.    Mandatorily Redeemable Preferred Stock Units

In exchange for amounts owed to certain officers, the Company granted to them mandatorily redeemable preferred stock units redeemable on December 31, 2007 with an aggregate principal value of $7,274,000 provided, that, the Company’s obligation to make a redemption payment at such time is subject to the restrictions contained in the agreement governing the 11% senior notes due 2007 and the Loan and Security Agreement dated as of February 10, 2003.

The Company had accrued dividend equivalent amounts equal to $8,197,000 and $7,469,000 at December 31, 2004 and 2003, respectively. The mandatorily redeemable preferred stock units accrue at 10% per annum.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Principal and accrued dividend equivalent amounts were $15,471,000 and $14,743,000 at December 31, 2004 and 2003, respectively, and will be paid in tandem with the Company’s redeemable preferred stock dividend and redemption payments. The Company recorded $728,000 of interest expense related to this dividend accrual in the year ended December 31, 2004.

12.    Mandatorily Redeemable Preferred Stock

The Company has 550,000 shares of $1.00 par value mandatorily redeemable preferred stock authorized with 19,952 shares issued and outstanding at December 31, 2004. The mandatorily redeemable preferred stock is mandatorily redeemable at $100 per share totalling $1,995,000 for all shares currently outstanding, plus all accrued and unpaid dividends thereon on December 31, 2007 or upon the occurrence of a qualified public offering or other sale of the Company.

The mandatorily redeemable preferred stock has a preferential liquidation value of $100 per share and accrues cumulative preferred dividends at 10% per annum of the liquidation value. Dividends accrue cumulatively at a rate of 10% per annum. Mandatorily redeemable preferred stock has no voting rights.

The Company had accrued dividends of $2,248,000 and $2,049,000 as of December 31, 2004 and 2003, respectively. The Company recorded $199,000 of interest expense related to this dividend accrual in the year ended December 31, 2004.

13.    Pension and Profit Sharing Plans

The Company has a noncontributory defined benefit plan which is open to all eligible, full-time, nonunion employees and is salary related and integrated with Social Security. The Company’s funding policy for the plan is to fund the minimum annual contribution required by applicable regulations. The Company does not anticipate any contributions to the Plan in 2005.

In 1995, the Company established a nonqualified supplemental employee retirement plan (“SERP”) for certain employees whose pension benefits were limited by the Omnibus Budget Reconciliation Act of 1993, the Employee Retirement Income Security Act (“ERISA”) and the Uruguay Round General Agreement on Tariffs and Trade (“GATT”).

The following information for the years ended December 31, 2004 and 2003 has been obtained from the actuarial computation using measurement dates of September 30, 2004 and 2003, respectively.

The change in the benefit obligation for the defined benefit plan is as follows for the years ended December 31:

	2004	2003
	(in thousands)
Projected benefit obligation at beginning of year	$26,652	$25,409
Service cost—benefits earned during the period	1,011	1,092
Interest cost on projected benefit obligation	1,371	1,239
Amendments	755	—
Actuarial losses	135	797
Benefit payments	(1,565)	(1,885)
Settlements	(372)	—

Projected benefit obligation at end of year	$27,987	$26,652

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The change in plan assets is as follows for the years ended December 31:

	2004	2003
	(in thousands)
Fair value of plan assets at beginning of year	$34,148	$30,777
Actual return on plan assets	3,762	5,256
Benefit payments	(1,565)	(1,885)

Fair value of plan assets at end of year	$36,345	$34,148

	2004	2003
	(in thousands)
Plan assets in excess of projected benefit obligations	$8,359	$7,496
Unrecognized amounts:
Prior service cost	1,413	635
Net loss	14,451	14,743

Prepaid pension cost	$24,223	$22,874

Prepaid pension cost at December 31, 2004 and 2003, was $24,504,000 and $24,227,000, respectively. Pension costs included in other liabilities at December 31, 2004 and 2003 was $281,000 and $1,353,000, respectively.

At December 31, 2004 and 2003, respectively, the Company’s SERP projected benefit obligation of $280,000 and $1,246,000 was not funded. These amounts also represent the accumulated benefit obligation at the respective dates.

In 2004 the Company changed its accounting for unrecognized gains and losses related to the SERP plan. The Company is now recognizing gains and losses on this plan as they occur. The Company recognized $324,000 of income in 2004 related to this change.

Weighted average assumptions as of December 31:

	2004	2003
Discount rate	5.25%	5.25%
Long term rate of return on assets	7.50	7.50
Rate of compensation increase	4.75	4.75

Components of net periodic pension expense (benefit) are as follows for the years ended December 31:

	2004	2003	2002
	(in thousands)
Service cost—benefits earned during the period	$1,011	$1,093	$1,058
Interest cost on projected benefit obligation	1,371	1,239	1,337
Expected return on assets	(2,980)	(3,327)	(4,173)
Additional pension expense due to settlement	—	—	2,420
Additional pension expense due to special termination charge	—	—	476
Net amortization of prior service cost	(22)	(76)	(76)
Net amortization of prior losses	75	29	—

Net periodic pension expense (benefit)	(546)	(1,042)	1,042
Settlement cost	(802)	—	—

Total benefit cost	$(1,348)	$(1,042)	$1,042

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The accumulated benefit obligation for all pension plans as of the 2004 and 2003 measurement dates was $23,868,000 and $23,036,000, respectively.

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

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years:

2005	$890
2006	962
2007	1,045
2008	1,151
2009	1,247
2010 – 2014	7,509

In addition the Company makes contributions to a union-administered pension plan for certain employees who do not participate in the Company’s pension plan. The Company’s aggregate expense for this plan for the years ended December 31, 2004, 2003 and 2002 was $45,000, $29,000 and $43,000, respectively.

The Company has a combined 401(k) employee savings and profit sharing plan for all eligible, full time non-union employees. Contributions to the plan are based upon management’s discretion. The Company’s aggregate expense for these plans for the years ended December 31, 2004, 2003 and 2002 was $815,000, $493,000 and $588,000, respectively.

In addition the Company established during 1995 a non-qualified profit sharing plan for certain employees whose 401(k) benefits were also limited to the Omnibus Budget Reconciliation Act of 1993, ERISA and GATT. The Company’s expense for this plan in 2004, 2003 and 2002 was $747,000, $43,000 and $63,000, respectively.

14.    Leases

The Company has entered into noncancellable operating leases, primarily for office space, vehicles and equipment, that have initial or remaining terms of more than one year.

Future minimum annual rental expenditures are as follows:

Year	(in thousands)
2005	$2,175
2006	1,383
2007	1,029
2008	720
2009	685
2010 and thereafter	493

$6,485

Rental expense for the twelve months ended December 31, 2004, 2003 and 2002 was $2,444,000, $1,934,000 and $1,791,000, respectively.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

15.    Related Party Transactions

At December 31, 2004 and 2003, the Company had the following outstanding notes receivable and note payable with related parties:

(I) Two notes receivable from a limited partnership owned by an officer with principal due on each in the amount of $1,000,000 in December, 2007. Prepayment is required if the value to be paid under the mandatorily redeemable preferred stock units at the time of payment is less than the aggregate amount of the principal and interest outstanding. Interest accrues at 5.35% and 6.31%, respectively, and is payable at the earlier of prepayment or maturity. Interest earned for the years ended December 31, 2004, 2003 and 2002 was $182,000, $173,000 and $285,000, respectively.

(II) Notes receivable from certain officers in the total principal amount of $1,033,000, $600,000 and $4,200,000 due in December, 2007. Prepayment is required on one note for $3,200,000 if the value to be paid under the mandatorily redeemable preferred stock units at the time of payment is less than the aggregate amount of the principal and interest outstanding. Interest accrues at 6.42%, 6.31% and 5.37%, respectively, per annum. Interest earned was $438,000, $414,000, and $462,000, respectively, for the years ended December 31, 2004, 2003 and 2002.

(III) Subject to an offset agreement, notes receivable and a note payable in the amount of $1,603,000 with a limited partnership owned by an officer. These notes accrue interest at 5.35% annually. All notes and accrued interest thereon are due in December, 2007.

(IV) Cumulative unpaid interest on the notes receivable discussed above at December 31, 2004, 2003 and 2002 was $3,642,000, $3,022,000, and $2,435,000, respectively.

16.    Contingencies

The Company has claims against others, and there are claims by others against it, in a variety of matters arising out of the conduct of the Company’s business. The ultimate resolution of all such claims would not, in the opinion of management, have a material effect on the Company’s financial position, cash flows or results of operations.

In connection with the 1993 leveraged buyout of the Company, The Jupiter Corporation (“Jupiter”), the previous owner, agreed to indemnify the Company against various claims and ongoing litigation and assumed the defense of such litigation. The litigation includes a wrongful death product liability claim against one of the Company’s subsidiaries in connection with an accident at a work site. Although the Company believes that Jupiter and its insurance carrier are performing on the indemnity obligations, there can be no assurance that they will continue to do so or that the Company would successfully recover on the indemnity in the event of an adverse judgement against the subsidiary or adverse outcomes in any other proceedings. In any such case, the Company would bear the cost of defense and any adverse judgment. One or more such adverse judgements could materially and adversely affect the Company’s business, financial condition, results of operations and debt service capability.

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

	2004	2003	2002
	(In thousands)
Net sales to external customers:
Manufactured Products	$108,401	$88,411	$93,562
Engineering Services	99,714	56,134	55,438

Total net sales to external customers	$208,115	$144,545	$149,000

Net sales to internal customers:
Manufactured Products	$7,214	$3,737	$3,361
Engineering Services	389	114	240

Total net sales to internal customers	$7,603	$3,851	$3,601

Total net sales:
Manufactured Products	$115,615	$92,148	$96,923
Engineering Services	100,103	56,248	55,678

Total net sales	215,718	148,396	152,601
Elimination of net sales to internal customers	7,603	3,851	3,601

Total consolidated net sales	$208,115	$144,545	$149,000

Earnings before interest and taxes:
Manufactured Products	$15,786	$13,796	$12,964
Engineering Services	(1,488)	11	194

Total segment earnings before interest and taxes	14,298	13,807	13,158
Interest income	734	657	768
Interest expense	(11,871)	(10,632)	(9,515)
Corporate expenses before interest and taxes	(6,135)	(6,246)	(7,895)

Consolidated loss before income taxes	$(2,974)	$(2,414)	$(3,484)

Sales within the Engineering Services Segment are project oriented and therefore there is no reliance on an individual customer relationship for future sales. Sales to one customer in the Engineering Services Segment were approximately $41,700,000 and $21,100,000 for the years ended December 31, 2004 and 2003, respectively.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2004	2003	2002
Capital expenditures:
Manufactured Products	$1,315	$638	$3,484
Engineering Services	209	125	82

Total segment capital expenditures	1,524	763	3,566
Corporate	—	—	6

Total capital expenditures	$1,524	$763	$3,572

Depreciation:
Manufactured Products	$2,170	$2,511	$2,646
Engineering Services	122	124	171

Total segment depreciation	2,292	2,635	2,817
Corporate	172	239	321

Total depreciation	$2,464	$2,874	$3,138

Assets:
Manufactured Products	$65,768	$58,518
Engineering Services	27,186	19,125

Total segment assets	92,954	77,643
Corporate and other	51,473	55,744

Total assets	$144,427	$133,387

The following is sales information by geographic area for the years ended December 31:

	2004	2003	2002
United States	$171,134	$124,758	$129,217
Foreign	36,981	19,787	19,783

	$208,115	$144,545	$149,000

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

	December 31, 2004
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$12,642	$52,742		$65,384
Noncurrent assets	52,745	41,545	$(15,247)	79,043

Total assets	$65,387	$94,287	$(15,247)	$144,427

Current liabilities	$7,942	$35,423		$43,365
Total liabilities	$91,309	$81,472		$172,781

	December 31, 2003
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$16,852	$36,870		$53,722
Noncurrent assets	49,824	49,810	$(19,969)	79,665

Total assets	$66,676	$86,680	$(19,969)	$133,387

Current liabilities	$9,761	$26,902		$36,663
Total liabilities	$90,174	$68,773		$158,947

	Year ended December 31, 2004
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$34,604	$175,930	$(2,419)	$208,115
Gross profit	11,856	22,960		34,816
(Loss) income before income tax	(2,974)	7,004	(7,004)	(2,974)
Net (loss) income	(2,948)	2,273	(2,273)	(2,948)
Cash (used in) provided by operating activities	(9,347)	1,125		(8,222)
Cash used in investing activities	(256)	(1,262)		(1,518)
Cash provided by (used in) financing activities	6,212	(17)		6,195

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2003
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$30,255	$115,572	$(1,282)	$144,545
Gross profit	11,741	20,748		32,489
(Loss) income before income tax	(2,414)	6,122	(6,122)	(2,414)
Net (loss) income	(2,112)	4,364	(4,364)	(2,112)
Cash provided by operating activities	4,105	383		4,488
Cash used in investing activities	(94)	(623)		(717)
Cash used in financing activities	(620)	(36)		(656)

	Year ended December 31, 2002
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$32,104	$117,896	$(1,000)	$149,000
Gross profit	11,727	20,543		32,270
(Loss) income before income tax	(3,484)	4,698	(4,698)	(3,484)
Net (loss) income	(1,983)	2,859	(2,859)	(1,983)
Cash (used in) provided by operating activities	(4,882)	2,284		(2,598)
Cash used in investing activities	(268)	(3,229)		(3,497)
Cash provided by financing activities	5,150	945		6,095

The direct and non-direct, non-guarantor subsidiaries, in terms of assets, equity, income, and cash flows, on an individual and combined basis are inconsequential.

Separate financial statements of the Guarantors are not presented because management has determined that these would not be material to investors.

19.    Selected Quarterly Data (unaudited)

	Quarter ended December 31, 2004	Quarter ended September 30, 2004	Quarter ended June 30, 2004	Quarter ended March 31, 2004
Net sales	$52,900	$51,991	$50,828	$52,396
Gross profit	7,980	8,605	8,932	9,299
Net (loss) income	(1,826)	(698)	(426)	2

	Quarter ended December 31, 2003	Quarter ended September 30, 2003	Quarter ended June 30, 2003	Quarter ended March 31, 2003
Net sales	$50,878	$33,461	$31,744	$28,462
Gross profit	9,690	7,754	7,859	7,186
Net loss	(244)	(713)	(384)	(771)

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding the directors and executive officers of the Company:

Name	Age	Position with the Company	Director Since
Fred C. Schulte	58	Chairman of the Board, Chief Executive Officer and Director	1988

Charles D. Hall	66	President, Chief Operating Officer and Director	1993

Wayne J. Conner	52	Vice President, Treasurer, Chief Financial Officer and Director	1993

Lynn C. Batory	46	Vice President, Controller and Secretary

David Hall	45	Vice President of Manufacturing

Mort Maurer	87	Director	1998

Directors are elected for one year terms and hold office until their successors are elected and qualified. The executive officers are appointed by and serve at the discretion of the Board of Directors.

A brief description of the employment history of the directors and executive officers of the Company listed above are set forth below:

Fred C. Schulte is Chairman of the Board, Chief Executive Officer and a Director of the Company. Mr. Schulte joined the Company as President and CEO in 1988 in connection with the acquisition of the Company by The JupiterCorporation. Mr. Schulte had joined The Jupiter Corporation earlier that same year. From 1986 to 1988, Mr. Schulte served as Vice President-Executive Department for Santa Fe Southern Pacific at its headquarters in Chicago. From1976 to 1986, Mr. Schulte was employed with SF Mineral Company (a Santa Fe Southern Pacific Company) in Albuquerque, New Mexico. From 1974 to 1976, Mr. Schulte was employed by Kerr McGee Corporation where he held a number of engineering, operating and management positions in the company’s Hard-Minerals Division. Prior to 1974, Mr. Schulte served for five years in the United States Air Force as a pilot and operations officer. Mr. Schulte received an Engineer of Mines degree from the Colorado School of Mines and a Master of Business Administration degree from Oklahoma City University.

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

Name and Principal Position	Year	Salary	Bonus	All Other Annual Compensation
Fred C. Schulte	2004	$427,584	$151,920	$126,563
Chairman and Chief Executive Officer	2003	$407,223	$154,350	$114,829
	2002	$387,831	$114,510	$118,381

Charles D. Hall	2004	384,826	151,920	97,046
President and Chief Operating Officer	2003	366,501	154,350	88,331
	2002	349,049	114,510	114,520

Wayne J. Conner	2004	222,345	151,920	55,243
Vice President, Treasurer and Chief Financial	2003	211,756	154,350	60,697
Officer	2002	201,672	114,510	70,458

Lynn C. Batory	2004	$142,403	$86,618	$26,590
Vice President, Controller and Secretary	2003	$136,869	$88,007	$17,049
	2002	$131,577	62,196	$24,238

David Hall	2004	142,403	$86,618	23,884
Vice President of Manufacturing	2003	136,869	$88,007	13,410
	2002	131,577	62,196	19,804

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

Pension Plan Table (a)

Remuneration (b)	Years of Service
	15	20	25	30	35
$200,000	$19,897	$26,529	$33,161	$39,793	$46,425
$225,000	22,709	30,279	37,848	45,418	52,988
$250,000	25,522	34,029	42,536	51,043	59,550
$300,000	31,147	41,529	51,911	62,293	72,675
$350,000	36,772	49,029	61,286	73,543	85,800
$400,000	42,397	56,529	70,661	84,793	98,925
$450,000	48,022	64,029	80,036	96,043	112,050
$500,000	53,647	71,529	89,411	107,293	125,175
$550,000	59,272	79,029	98,786	118,543	138,300
$600,000	64,897	86,529	108,161	129,793	151,425

(a)	The above table illustrates the estimated annual retirement benefits payable to Pension Plan and Supplemental Employee Retirement Plan participants commencing at age 65 in the form of a single life annuity, not subject to deduction for social security or other offsets. The above information is based on the current pension formula for various levels of compensation and years of service.
(b)	A participant’s pension benefit is generally based on a percentage of his salary and bonus for the highest five years of his employment and his years of credited service. The compensation taken into account under the Pension Plan for 2003 was limited to $200,000 in accordance with Internal Revenue Code rules and such limitation may be adjusted periodically in the future in accordance with Section 401(a)(17) of the Code. Remuneration in the above table is represented as the highest consecutive five-year average salary. The above table does not reflect the current compensation limitation under Code Section 401(a)(17) for qualified pension plans, because the Supplemental Employee Retirement Plan provides benefits for compensation above the limitation. Credited service under the Pension Plan as of January 1, 2003 for the named executive officers is as follows: Mr. Schulte, 15 years; Mr. C. Hall, 30 years; Mr. Conner, 22 years; Ms. Batory 21 years; and Mr. D. Hall, 8 years.

Employment and Non-Competition Agreements

The Company and each of Messrs. Schulte, C. Hall and Conner entered into employment and non-competition agreements, with an initial term beginning on November 5, 1997, and ending on the fifth anniversary thereof (the “Employment Agreements”). The terms of the new employment contracts relating to base salary and related increases and annual bonuses are substantially similar to the terms of the employment agreements negotiated between Senior Management and the Selling Stockholders that were in effect prior to the Recapitalization Transactions. The term of the Employment Agreements is subject to annual renewal after the initial term unless one party gives written notice of non-renewal to the other party at least 180 days prior to the then current expiration date. Under the terms of the Employment Agreements, Mr. Schulte serves as the Chief Executive Officer and received a base salary of $427,584 for 2004, and will receive annual increases beginning in 2005 equal to the greater of the change in the applicable consumer price index or 5% per annum; Mr. C. Hall serves as the President and Chief Operating Officer and received a base salary of $384,826 for 2004, and will receive annual increases beginning in 2005 equal to the greater of the change in the applicable consumer price index or 5% per annum; and Mr. Conner serves as the Chief Financial Officer and received a base salary of $222,345 for 2004, and will receive annual increases beginning in 2005 equal to the greater of the change in the applicable consumer price index or 5% per annum. Each of the executive officers is entitled to an annual bonus for 2004 and later years of 1.5% of the Company’s consolidated earnings before interest expense, taxes, amortization and the employment agreement bonuses described in this paragraph, subject to certain adjustments. The Employment Agreements contain a confidentiality covenant and a non-competition covenant that generally applies during the term of employment and for a period of 3 years thereafter.

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

Audit Fees:

The aggregate fees billed by our independent public accountants, Ernst & Young LLP, for professional services rendered in connection to the audit of our annual financial statements and review of our interim financial statements including our quarterly reports on Form 10-Q for the fiscal year ended December 31, 2004 were approximately $150,000.

The aggregate fees billed by our independent public accountants, Ernst & Young LLP, for professional services rendered in connection to the audit of our annual financial statements and review of our interim financial statements including our quarterly reports on Form 10-Q for the fiscal year ended December 31, 2003 were approximately $223,000.

Audit Related Fees:

McGladrey & Pullen LLP performed audit services totalling $177,000 during the period covering the fiscal year ended December 31, 2004.

Ernst & Young LLP billed us approximately $14,000 for the year ended December 31, 2 2003 relating to accounting consultations in connection with the Company’s Australian operations.

Tax Fees:

RSM GcGladrey, Inc. performed tax services totaling $9,000 during the period covering the fiscal year ended December 31, 2004.

Ernst & Young LLP billed us approximately $21,000 for the fiscal year ended December 31, 2004 related to the review of the Company’s consolidated federal tax return.

Ernst & Young LLP billed us approximately $40,000 for the fiscal year ended December 31, 2003 related to the review of the Company’s consolidated federal tax return. Ernst & Young LLP billed the Company an additional $8,000 related to tax consulting for the year ended December 31, 2003.

Benefits Consulting:

Ernst & Young LLP billed us approximately $31,000 and $61,000, respectively in the years ended December 31, 2004 and 2003 for benefits consulting.

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

Schedule II    Valuation and Qualifying Accounts 47

SCHEDULES OMITTED AS NOT REQUIRED OR INAPPLICABLE

Schedule I—Condensed financial information of registrant

Schedule III—Real estate and accumulated depreciation

Schedule IV—Mortgage loans on real estate

Schedule V—Supplemental information concerning property-casualty insurance operations

Report of Independent Registered Public Accounting Firm

On the Supplementary Schedule

To the Board of Directors

Elgin National Industries, Inc. and Subsidiaries

Downers Grove, Illinois

Our audit of the consolidated financial statements of Elgin National Industries, Inc. and Subsidiaries included Schedule II, contained herein, for the year ended December 31, 2004. Such schedule is presented for purposes of complying with the Securities and Exchange Commission’s rule and is not a required part of the basic consolidated financial statements. In our opinion, such schedule presents fairly the information set forth therein, in conformity with accounting principles generally accepted in the United States of America.

/s/    McGladrey & Pullen LLP

Schaumburg, Illinois

March 4, 2005

SCHEDULE II

ELGIN NATIONAL INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2002	683	306	144	845
Year ended December 31, 2003	845	47	222	670
Year ended December 31, 2004	670	179	207	642
Reserve for inventories:
Year ended December 31, 2002	1,762	248	490	1,520
Year ended December 31, 2003	1,520	125	103	1,542
Year ended December 31, 2004	1,542	284	71	1,755

C.	Exhibits

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
(Duly Authorized Officer and Principal Financial Officer)

Dated: March 31, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 31, 2005.

ELGIN NATIONAL INDUSTRIES, INC.

By	/S/ WAYNE J. CONNER
Name:	Wayne J. Conner
Title:	Vice President, Treasurer and CFO (Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Signature	Title	Date
/S/ FRED C. SCHULTE Fred C. Schulte	Chairman of the Board, Chief Executive Officer and Director	March 31, 2005

/S/ CHARLES D. HALL Charles D. Hall	President, Chief Operating Officer and Director	March 31, 2005

/S/ WAYNE J. CONNER Wayne J. Conner	Vice President, Treasurer, Chief Financial Officer and Director	March 31, 2005

/S/ LYNN C. BATORY Lynn C. Batory	Vice President, Controller and Secretary	March 31, 2005

/S/ DAVID HALL David Hall	Vice President of Manufacturing	March 31, 2005

INDEX TO EXHIBITS

Exhibit Number	Document Description	Footnote Reference

3.1	Certificate of Incorporation of Elgin National Industries, Inc.	(3)

3.2	Bylaws of Elgin National Industries, Inc.	(3)

4.1	Indenture dated November 5, 1997, between Elgin National Industries, Inc., subsidiaries and Norwest Bank Minnesota, as Trustee.	(2)

4.2	Form of 11% Senior Note due 2007 (included in Exhibit 4.1).	(2)

4.3	Registration Rights Agreement dated November 5, 1997, by and among Elgin National Industries, Inc., certain of its subsidiaries, and BancAmerica Robertson Stephens and CIBC Wood Gundy Securities Corp.	(3)

4.4	Form of Subsidiary Guaranty (included in Exhibit 4.1).	(2)

10.1	Credit Agreement dated as of September 24, 1993, as Amended and Restated as of November 5, 1997, by and among Elgin National Industries, Inc., various financial institutions, and Bank of America National Trust and Savings Association, individually and as agent.	(2)

10.2	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Fred C. Schulte.*	(2)

10.3	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Charles D. Hall.*	(2)

10.4	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Wayne J. Conner.*	(2)

10.5	The Elgin National Industries, Inc. Supplemental Retirement Plan dated as of 1995, and effective January 1, 1995.*	(3)

10.6	Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10.7	First Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of March 1, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10.8	Second Amended to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of June 28, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10.9	Third Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of March 31, 2002 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(5)

10.10	Waiver and Fourth Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of September 30, 2002 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(6)

10.11	Loan and Security Agreement, dated February 10, 2003 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, Arranger and administrative agent and Ableco Finance LLC, as lender.	(7)

Exhibit Number	Document Description	Footnote Reference

10.12	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Charles D. Hall.	(8)

10.13	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Fred C. Schulte.	(8)

10.14	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Wayne J. Conner.	(8)

10.15	First Amendment to Loan and Security Agreement, dated February 19, 2004 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, Arranger and administrative agent and Ableco Finance LLC, as lender.	(9)

10.16	Second Amendment to Loan and Security Agreement, dated June 30, 2004 and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, As lender, arranger and administrative agent, and Ableco Finance LLC, as lender.	(10)

21	Subsidiaries of Elgin National Industries, Inc.	(2)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

(1)	Filed within
(2)	Incorporated by reference to Pre-Effective Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on December 30, 1997.
(3)	Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.
(4)	Incorporated by reference to Form 10-Q of the Company (File No. 001-03771) filed with the Commission on August 10, 2001.
(5)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on May 15, 2002
(6)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on November 12, 2002.
(7)	Incorporated by reference to Form 8-K of the Company (File No. 001-05771) filed with the Commission on February 18, 2003.
(8)	Incorporated by reference to Form 10-K of the Company (File No. 001-05771) filed with the Commission on March 27, 2003
(9)	Incorporated by reference to Form 10-K of the Company (File No. 001-05771) filed with the Commission on March 27, 2004
(10)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission On August 13, 2004
*	Management contract or compensatory plan or arrangement.