Form 10-Q
period 2005-03-31
ELGIN NATIONAL INDUSTRIES INC
filed 2005-05-13
CIK 32346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2005

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

As of April 30, 2005, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

ELGIN NATIONAL INDUSTRIES, INC.

PART I

ITEM 1.    FINANCIAL STATEMENTS

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(Unaudited)

	March 31, 2005	December 31, 2004
ASSETS
Current assets:
Cash and equivalents	$795	$—
Accounts receivable, net	38,241	39,500
Inventories, net	21,809	20,343
Prepaid expenses and other assets	4,503	2,463
Deferred income taxes	3,078	3,078

Total current assets	68,426	65,384
Property, plant and equipment, net	18,540	19,008
Loans receivable from related parties	11,639	11,475
Prepaid pension cost	24,601	24,504
Other assets	4,523	5,061
Goodwill	18,995	18,995

Total assets	$146,724	$144,427

LIABILITIES AND COMMON STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$16,234	$1,575
Accounts payable	30,819	29,891
Accrued expenses	13,609	11,899

Total current liabilities	60,662	43,365
Long-term debt less current portion	89,282	103,380
Mandatorily redeemable preferred stock units	15,653	15,471
Mandatorily redeemable preferred stock	4,293	4,243
Other liabilities	1,287	1,397
Deferred income taxes	4,926	4,925

Total liabilities	176,103	172,781

Common stockholder’s deficit:
Common stock, Class A par value $.01 per share; authorized 23,678 shares; 6,408 issued and outstanding as of March 31, 2005 and December 31, 2004
Retained deficit	(29,764)	(28,784)
Accumulated other comprehensive income	385	430

Total common stockholder’s deficit	(29,379)	(28,354)

Total liabilities and stockholder’s deficit	$146,724	$144,427

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2005 and 2004

(in thousands)

(Unaudited)

	2005	2004
Net sales	$46,434	$52,396
Cost of sales	37,420	43,097

Gross profit	9,014	9,299
Selling, general and administrative expenses	7,504	6,581

Operating income	1,510	2,718
Other expenses (income)
Interest income	(170)	(171)
Interest expense	3,089	2,886

(Loss) income before income taxes	(1,409)	3
(Benefit) provision for income taxes	(429)	1

Net (loss) income	$(980)	$2

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S DEFICIT

For the Three Months Ended March 31, 2005

(in thousands except share data)

(Unaudited)

	Common Stock	Retained (Deficit)	Accumulated Other Comprehensive Income	Total Stockholder’s Deficit
Balance as of December 31, 2004	$—	$(28,784)	$430	$(28,354)
Net loss for the three months ended March 31, 2005	—	(980)	—	(980)
Foreign currency translation adjustments net of tax of $(27)	—	—	(45)	(45)

Balance as of March 31, 2005	$—	$(29,764)	$385	$(29,379)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2005 and 2004

(in thousands)

(Unaudited)

	2005	2004
Net cash provided by (used in) operating activities	$485	$(2,778)

Cash flows from investing activities:
Proceeds from sale of assets	—	2
Purchase of property, plant and equipment	(206)	(83)

Net cash used by investing activities	(206)	(81)

Cash flows from financing activities:
Borrowings on long-term debt	870	—
Repayments of long-term debt	(309)	(502)

Net cash provided by (used in) financing activities	561	(502)

Effect of exchange rates on cash	(45)	(30)

Net increase (decrease) in cash	795	(3,391)

Cash and cash equivalents at beginning of period	0	3,391

Cash and cash equivalents at end of period	$795	$0

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Report Preparation

The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with accounting principles generally accepted in the United States and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company’s December 31, 2004 Form 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first three months of 2005 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company’s consolidated financial statements included in the annual report on Form 10-K.

2.    Accounts receivable

Accounts receivable consist of:

	March 31, 2005	December 31, 2004
	(in thousands)
Trade accounts	$14,513	$14,303

Construction contracts:
Billed	16,936	16,422
Costs and estimated earnings in excess of billings on Contracts	347	487
Retainage due upon completion of contracts	6,489	8,226

	23,772	25,135

Trade accounts and construction contracts	38,285	39,438

Other receivables	604	704

	38,889	40,142
Less allowance for doubtful accounts	648	642

	$38,241	$39,500

3.    Inventories

Inventories consist of:

	March 31, 2005	December 31, 2004
	(in thousands)
Finished goods	$11,974	$12,354
Work-in-process	3,685	2,605
Raw materials	7,949	7,139

	23,608	22,098
Less excess and obsolete reserve	1,799	1,755

	$21,809	$20,343

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

4.    Comprehensive loss

Total comprehensive loss and its components, net of related tax are as follows for the three months ended:

	March 31, 2005	March 31, 2004
	(in thousands)
Net (loss) income	$(980)	$2
Foreign currency translation	(45)	(30)

	$(1,025)	$(28)

The components of accumulated other comprehensive income, net of related tax consists of foreign currency translation of $385,000 and $430,000 as of March 31, 2005 and December 31, 2004, respectively.

5.    Components of Net Periodic Pension Cost

	March 31, 2005	March 31, 2004
	(in thousands)
Service cost	$217	$674
Interest cost	358	914
Expected return on assets	(719)	(1,987)
Net amortization of prior service costs	38	(15)
Net amortization of prior gain	8	266

Net periodic pension cost	$(98)	$(148)

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

6.    Segment Information

The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company’s method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by segment is presented below for the three months ended March 31:

	2005	2004
	(in thousands)
Net sales to external customers:
Manufactured Products	$28,524	$24,694
Engineering Services	17,910	27,702

Total net sales to external customers	$46,434	$52,396

Net sales to internal customers:
Manufactured Products	$1,479	$1,987
Engineering Services	639	49

Total net sales to internal customers	$2,118	$2,036

Net sales:
Manufactured Products	$30,003	$26,681
Engineering Services	18,549	27,751

Total net sales	48,552	54,432
Elimination of net sales to internal customers	2,118	2,036

Total consolidated net sales	$46,434	$52,396

Earnings (loss) before corporate expenses, interest, and income taxes:
Manufactured Products	$3,899	$3,725
Engineering Services	(736)	568

Total segment earnings	3,163	4,293
Corporate expenses	(1,653)	(1,575)
Interest income	170	171
Interest expense	(3,089)	(2,886)

Consolidated (loss) income before income taxes	$(1,409)	$3

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

	March 31, 2005
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$15,780	$52,646		$68,426
Noncurrent assets	52,112	43,834	$(17,648)	78,298

Total assets	$67,892	$96,480	$(17,648)	$146,724

Current liabilities	$23,586	$37,076		$60,662
Total liabilities	$92,989	$83,114		$176,103

	December 31, 2004
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$12,642	$52,742		$65,384
Noncurrent assets	52,745	41,545	$(15,247)	79,043

Total assets	$65,387	$94,287	$(15,247)	$144,427

Current liabilities	$7,942	$35,423		$43,365
Total liabilities	$91,309	$81,472		$172,781

	Three months ended March 31, 2005
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$8,892	$38,313	$(771)	$46,434
Gross profit	2,874	6,140	—	9,014
(Loss) income before income tax	(1,409)	1,450	(1,450)	(1,409)
Net (loss) income	(980)	769	(769)	(980)
Cash provided by operating activities	401	84	—	485
Cash used in investing activities	(175)	(31)	—	(206)
Cash provided by (used in) financing activities	569	(8)	—	561
Effect of exchange rate on cash		(45)	—	(45)

	Three months ended March 31, 2004
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$8,229	$44,686	$(519)	$52,396
Gross profit	3,108	6,191	—	9,299
Income before income tax	3	2,342	(2,342)	3
Net Income	2	1,368	(1,368)	2
Cash (used in) provided by operating activities	(2,891)	113	—	(2,778)
Cash used in investing activities	—	(81)	—	(81)
Cash used in financing activities	(500)	(2)	—	(502)
Effect of exchange rate on cash		(30)	—	(30)

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

9.    Reclassification

Certain amounts in the 2004 financial statements have been reclassified to conform to the 2005 presentation.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2005 Compared to Three Months Ended March 31, 2004

Net Sales—Engineering Services Segment: Net sales for the quarter ended March 31, 2005 decreased $9.8 million, or 35.3%, to $17.9 million from $27.7 million for the corresponding period in 2004 due to the decrease in size of projects in process, partially offset with an increased number of projects. For the quarter ended March 31, 2005 the Engineering Services Segment had five projects with sales over $1.0 million totaling $10.7 million, compared to four such projects totaling $22.5 million in sales for the quarter ended March 31, 2004. This decrease was partially offset with higher sales from smaller projects less than $1.0 million. For the quarter ended March 31, 2005 the Engineering Services Segment had $7.2 million in sales of smaller projects, compared to $5.2 million for the quarter ended March 31, 2004.

Net Sales—Manufactured Products Segment: Net sales for the quarter ended March 31, 2005 increased $3.8 million, or 15.5%, to $28.5 million from $24.7 million for the corresponding period in 2004 primarily due to increased sales of mining equipment, equipment used in the oil industry, and increased fastener sales.

Gross Profit—Engineering Services Segment: Gross profit for the quarter ended March 31, 2005 decreased $0.9 million, or 53.2%, to $0.8 million from $1.7 million in the corresponding period in 2004 primarily due to the increased sales level. As a percentage of net sales, the gross profit decreased to 4.5% for the quarter ended March 31, 2005 from 6.2% for the corresponding period in 2004 due to lower margins earned on larger projects in 2005, partially offset with higher margins earned and increased volume of smaller engineering services jobs.

Gross Profit—Manufactured Products Segment: Gross profit for the quarter ended March 31, 2005 increased $0.6 million, or 8.2%, to $8.2 million from $7.6 million in the corresponding period in 2004 due to the higher sales level. As a percentage of net sales, the gross profit decreased to 28.8% for the quarter ended March 31, 2005 from 30.7% for the corresponding period in 2004. The decrease was primarily due to lower margins earned from fasteners and electronic components.

Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended March 31, 2005 of $7.5 million increased $0.9 million from $6.6 million for the corresponding period in 2004 with increased employee related expenses, estimating costs, and banking fees.

Interest Income: Interest income of the Company for the quarter ended March 31, 2005 of $0.2 million approximated the corresponding period in 2004.

Interest Expense: Interest expense of the Company for the quarter ended March 31, 2005 of $3.1 million increased $0.2 million or 7.0% from $2.9 million for the corresponding period in 2004. The increase was due to a higher debt level along with a higher interest rate incurred.

Benefit (Provision) for Income Taxes: Benefit for income taxes of the Company for the quarter ended March 31, 2005 of $0.4 million increased $0.4 million from the provision of $1,000 for the corresponding quarter ended March 31, 2004 due to the lower operating results and higher interest expense.

Net (Loss) Income: The Company recorded net loss of $1.0 million for the three months ended March 31, 2005 compared to a net income of $2,000 for the quarter ended March 31, 2004. The decrease was due to the reasons discussed above.

Liquidity and Capital Resources

Net cash generated by operating activities for the three months ended March 31, 2005 of $0.5 million was generated from net income adjusted for non-cash charges, increased accounts payable, and accrued expenses, and decreased accounts receivable, partially offset by cash used by increased inventories, prepaid expenses and other assets. Included in non-cash charges for the quarter ended March 31, 2005 was depreciation of $0.7 million and other non-cash charges of $0.2 million, partially offset with pension overfunding income of $0.1 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

Cash used in investing activities for the three months ended March 31, 2005 of $0.2 million consisted of capital expenditures resulting from the Company’s regular practice of upgrading and maintaining its equipment base and facilities.

Cash generated by financing activities for the three months ended March 31, 2005 of $0.6 million consisted of an increase in the Company’s revolver borrowings, partially offset by the repayment of long-term debt.

The Company’s liquidity requirements, both long term (over one year) and short term, are primarily for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations and funds available under the Loan and Security Agreement. The Company monitors it’s liquidity position on a regular basis, and is working with their lenders to insure that our credit availability is maximized. The Company anticipates with improved operating results that funds provided by future operations and available credit will be sufficient to meet its anticipated debt service requirements, working capital needs and capital expenditures. However, if the Company has lower than expected earnings, or there are material delays in collections within our accounts receivable, the Company’s liquidity could be impaired.

Backlog

The Company’s backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at March 31, 2005 was $129.6 million. Approximately $18.0 million relates to the Manufactured Products Segment, with the remainder of $111.6 million relating to the Engineering Services Segment. A substantial majority of current backlog is expected to be realized in the next twelve months.

Safe Harbor

Statements herein regarding the Company’s ability to meet its liquidity requirements, the anticipated benefits from the Company’s capital expenditures, and the Company’s expected realization of current backlog constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Further, statements herein regarding the Company’s performance in future periods are subject to risks relating to, deterioration of relationships with, or the loss of material customers or suppliers, possible product liability claims, decreases in demand for the Company’s products, adverse changes in general market and industry conditions and any resulting inability to comply with the financial covenants imposed by the Company’s credit agreement. Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations.

ITEM 3.    QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continues to use its United States reputation to generate sales in international markets. In the three months ended March 31, 2005 approximately 20% of the Company’s net sales were attributable to services provided or products sold for use outside the United States, primarily to Australia and Indonesia. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company’s business, financial condition, results of operation and debt service capability. Sales from the Australia office of Roberts & Schaefer are usually denominated in Australian dollars. The majority of the

Company’s foreign sales and costs originated outside the Australia office of Roberts & Schaefer are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, when possible the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company’s historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company’s strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company’s foreign operations, or expansion thereof, would not have a material adverse effect on the Company’s business, financial condition, results of operations and debt service capability.

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

ELGIN NATIONAL INDUSTRIES, INC.

By	/s/ WAYNE J. CONNER
Name:	Wayne J. Conner
Title:	Vice President, Treasurer, and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: May 13, 2005

INDEX TO EXHIBITS

Exhibit Number	Document Description	Footnote Reference
3.1	Certificate of Incorporation of Elgin National Industries, Inc.	(3)

3.2	Bylaws of Elgin National Industries, Inc.	(3)

4.1	Indenture dated November 5, 1997, between Elgin National Industries, Inc., subsidiaries and Norwest Bank Minnesota, as Trustee.	(2)

4.2	Form of 11% Senior Note due 2007 (included in Exhibit 4.1).	(2)

4.3	Registration Rights Agreement dated November 5, 1997, by and among Elgin National Industries, Inc., certain of its subsidiaries, and BancAmerica Robertson Stephens and CIBC Wood Gundy Securities Corp.	(3)

4.4	Form of Subsidiary Guaranty (included in Exhibit 4.1).	(2)

10.1	Credit Agreement dated as of September 24, 1993, as Amended and Restated as of November 5, 1997, by and among Elgin National Industries, Inc., various financial institutions, and Bank of America National Trust and Savings Association, individually and as agent.	(2)

10.2	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Fred C. Schulte.*	(2)

10.3	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Charles D. Hall.*	(2)

10.4	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Wayne J. Conner.*	(2)

10.5	The Elgin National Industries, Inc. Supplemental Retirement Plan dated as of 1995, and effective January 1, 1995.*	(3)

10-6	Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10-7	First Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of March 1, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10-8	Second Amended to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of June 28, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10-9	Third Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of March 31, 2002 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(5)

10-10	Waiver and Fourth Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of September 30, 2002 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(6)

10-11	Loan and Security Agreement, dated February 10, 2003 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, Arranger and administrative agent and Ableco Finance LLC, as lender.	(7)
10-12	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Charles D. Hall.	(8)

Exhibit Number	Document Description	Footnote Reference

10-13	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Fred C. Schulte.	(8)

10-14	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Wayne J. Conner.	(8)

10-15	First Amendment to Loan and Security Agreement, dated February 19, 2004 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, arranger and administrative agent and Ableco Finance LLC, as lender.	(9)

10-16	Second Amendment to Loan and Security Agreement, dated June 30, 2004 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, arranger and administrative agent and Ableco Finance LLC, as lender.	(10)

10-17	Waiver, Consent and Agreement, dated March 31, 2005 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, arranger and administrative agent and Ableco Finance LLC, as lender.	(1)

10-18	Extension Letter, dated April 15, 2005 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, arranger and administrative agent and Ableco Finance LLC, as lender.	(1)

21	Subsidiaries of Elgin National Industries, Inc.	(2)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

(1)	Filed within
(2)	Incorporated by reference to Pre-Effective Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on December 30, 1997.
(3)	Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.
(4)	Incorporated by reference to Form 10-Q of the Company (File No. 001-03771) filed with the Commission on August 10, 2001.
(5)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on May 15, 2002.
(6)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commissionon November 12, 2002.
(7)	Incorporated by reference to Form 8-K of the Company (File No. 001-05771) filed with the Commission on February 19, 2003.
(8)	Incorporated by reference to Form 10-K of the Company (File No. 001-05771) filed with the Comission on March 27, 2003.
(9)	Incorporated by reference to Form 10-K of the Company (File No. 001-05771) filed with the Comission on March 27, 2004.
(10)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commissionon August 13, 2004.
*	Management contract or compensatory plan or arrangement.