Form 10-Q
period 2005-09-30
ELGIN NATIONAL INDUSTRIES INC
filed 2005-11-14
CIK 32346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2005

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act.):    ☐ Yes  ☒ No

As of October 31, 2005, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock.

ELGIN NATIONAL INDUSTRIES, INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(Unaudited)

	September 30, 2005	December 31, 2004
ASSETS
Current assets:
Accounts receivable, net	$46,965	$39,500
Inventories, net	22,703	20,343
Prepaid expenses and other assets	3,784	2,463
Deferred income taxes	3,078	3,078

Total current assets	76,530	65,384
Property, plant and equipment, net	17,700	19,008
Loans receivable from related parties	11,967	11,475
Prepaid pension costs	24,274	24,504
Other assets	3,417	5,061
Goodwill	18,995	18,995

Total assets	$152,883	$144,427

LIABILITIES AND COMMON STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$16,235	$1,575
Accounts payable	41,766	29,891
Accrued expenses	14,795	11,899

Total current liabilities	72,796	43,365
Long-term debt less current portion	84,631	103,380
Other liabilities	1,265	1,397
Deferred income taxes	4,942	4,925
Mandatorily redeemable preferred stock units	16,016	15,471
Mandatorily redeemable preferred stock	4,393	4,243

Total liabilities	184,043	172,781

Common stockholder’s deficit:
Common stock, Class A par value $.01 per share; authorized 23,678 shares; 6,408 issued and outstanding as of September 30, 2005 and December 31, 2004	—	—
Retained deficit	(31,562)	(28,784)
Accumulated other comprehensive income	402	430

Total common stockholder’s deficit	(31,160)	(28,354)

Total liabilities and stockholder’s deficit	$152,883	$144,427

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
Net sales	$153,271	$155,215	$55,690	$51,991
Cost of sales	124,699	128,379	46,839	43,386

Gross profit	28,572	26,836	8,851	8,605
Selling, general and administrative expenses	23,598	20,383	8,073	6,933

Operating income	4,974	6,453	778	1,672
Other expenses (income)
Interest income	(536)	(518)	(179)	(183)
Interest expense	9,262	8,795	3,080	2,989

Loss before income taxes	(3,752)	(1,824)	(2,123)	(1,134)
Benefit for income taxes	(974)	(702)	(665)	(436)

Net loss	$(2,778)	$(1,122)	$(1,458)	$(698)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S DEFICIT

For the Nine Months Ended September 30, 2005

(in thousands except share data)

(Unaudited)

	Common Stock	Retained (Deficit)	Accumulated Other Comprehensive Income	Total Stockholder’s Deficit
Balance as of December 31, 2004	$—	$(28,784)	$430	$(28,354)
Net loss for the nine months ended September 30, 2005	—	(2,778)	—	(2,778)
Foreign currency translation adjustments net of tax of $(10)	—	—	(28)	(28)

Balance as of September 30, 2005	$—	$(31,562)	$402	$(31,160)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2005 and 2004

(in thousands)

(Unaudited)

	2005	2004
Net cash provided by (used in) operating activities	$4,772	$(6,380)

Cash flows from investing activities:
Proceeds from sale of assets	1	5
Purchase of property, plant and equipment	(656)	(939)

Net cash used by investing activities	(655)	(934)

Cash flows from financing activities:
Borrowings on long-term debt	—	5,450
Repayments of long-term debt	(4,089)	(1,518)

Net cash (used in) provided by financing activities	(4,089)	3,932

Effect of exchange rates on cash	(28)	(9)

Net increase (decrease) in cash	0	(3,391)

Cash and cash equivalents at beginning of period	0	3,391

Cash and cash equivalents at end of period	$0	$0

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.    Report Preparation

The accompanying consolidated financial statements, which have not been audited by an independent registered public accounting firm, were prepared in conformity with accounting principles generally accepted in the United States and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company’s December 31, 2004 Form 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first nine months of 2005 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company’s consolidated financial statements included in the annual report on Form 10-K.

2.    Accounts receivable

Accounts receivable consist of:

	September 30, 2005	December 31, 2004
	(in thousands)
Trade accounts	$15,846	$14,303

Construction contracts:
Billed	23,234	16,422
Costs and estimated earnings in excess of billings on Contracts	1,264	487
Retainage due upon completion of contracts	6,869	8,226

	31,367	25,135

Trade accounts and construction contracts	47,213	39,438

Other receivables	460	704

	47,673	40,142
Less allowance for doubtful accounts	708	642

	$46,965	$39,500

3.    Inventories

Inventories consist of:

	September 30, 2005	December 31, 2004
	(in thousands)
Finished goods	$12,267	$12,354
Work-in-process …	3,324	2,605
Raw materials	8,949	7,139

	24,540	22,098
Less excess and obsolete reserve	1,837	1,755

	$22,703	$20,343

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.    Comprehensive loss

Total comprehensive loss and its components, net of related tax are as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net loss	$(2,778)	$(1,122)	$(1,458)	$(698)
Foreign currency translation …	(28)	(9)	4	37

	$(2,806)	$(1,131)	$(1,454)	$(661)

The components of accumulated other comprehensive income, net of related tax consists of foreign currency translation of $402,000 and $430,000 as of September 30, 2005 and December 31, 2004, respectively.

5.    Components of net periodic pension cost

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Service cost	$637	$2,923	$202	$1,124
Interest cost	1,048	3,963	332	1,523
Expected return on assets	(2,107)	(8,617)	(668)	(3,312)
Net amortization of prior service costs	111	(65)	35	(25)
Net amortization of prior gain	541	1,153	369	443

Net periodic pension (benefit) cost	$230	$(643)	$270	$(247)

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.    Segment information

The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company’s method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the nine months and the three months ended September 30:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2005	2004	2005	2004
	(in thousands)
Net sales to external customers:
Manufactured Products .	$94,260	$79,939	$32,416	$27,402
Engineering Services .	59,011	75,276	23,274	24,589

Total net sales to external customers .	$153,271	$155,215	$55,690	$51,991

Net sales to internal customers:
Manufactured Products .	$4,779	$5,505	$1,452	$1,359
Engineering Services .	708	334	146	169

Total net sales to internal customers .	$5,487	$5,839	$1,598	$1,528

Total net sales
Manufactured Products .	$99,039	$85,444	$33,868	$28,761
Engineering Services .	59,719	75,610	23,420	24,758

Total net sales .	158,758	161,054	57,288	53,519
Elimination of net sales to internal customers .	5,487	5,839	1,598	1,528

Total consolidated net sales .	$153,271	$155,215	$55,690	$51,991

Earnings (loss) before corporate expenses, interest, taxes and income taxes:
Manufactured Products .	$12,997	$11,028	$4,364	$3,361
Engineering Services .	(2,394)	305	(1,544)	(3)

Total segment earnings .	10,603	11,333	2,820	3,358
Corporate expenses .	(5,629)	(4,880)	(2,042)	(1,686)
Interest income .	536	518	179	183
Interest expense .	(9,262)	(8,795)	(3,080)	(2,989)

Consolidated loss before income taxes .	$(3,752)	$(1,824)	$(2,123)	$(1,134)

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

	September 30, 2005
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$14,293	$62,237	—	$76,530
Noncurrent assets	45,967	45,802	($15,416)	76,353

Total assets	$60,260	$108,039	($15,416)	$152,883

Current liabilities	$23,726	$49,070	—	$72,796
Total liabilities	$88,986	$95,057	—	$184,043

	December 31, 2004
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$12,642	$52,742	—	$65,384
Noncurrent assets	52,745	41,545	($15,247)	79,043

Total assets	$65,387	$94,287	($15,247)	$144,427

Current liabilities	$7,942	$35,423	—	$43,365
Total liabilities	$91,309	$81,472	—	$172,781

	Nine months ended September 30, 2005
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$27,479	$128,656	($2,864)	$153,271
Gross profit	9,189	19,383	—	28,572
(Loss) income before income tax	(3,752)	4,910	(4,910)	(3,752)
Net (loss) income	(2,778)	2,469	(2,469)	(2,778)
Cash provided by operating activities	4,153	619	—	4,772
Cash used in investing activities	(89)	(566)	—	(655)
Cash used in financing activities	(4,064)	(25)	—	(4,089)
Effect of exchange rate on cash	—	(28)	—	(28)

	Nine months ended September 30, 2004
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$25,542	$131,457	($1,784)	$155,215
Gross profit	8,976	17,860	—	26,836
(Loss) income before income tax	(1,824)	5,445	(5,445)	(1,824)
Net (loss) income	(1,122)	3,107	(3,107)	(1,122)
Cash (used in) provided by operating activities	(7,230)	850	—	(6,380)
Cash used in investing activities	(111)	(823)	—	(934)
Cash provided by (used in) financing activities	3,950	(18)	—	3,932
Effect of exchange rate on cash	—	(9)	—	(9)

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three months ended September 30, 2005
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$8,852	$47,763	($925)	$55,690
Gross profit	3,027	5,824	—	8,851
(Loss) income before income tax	(2,123)	989	(989)	(2,123)
Net (loss) income	(1,458)	360	(360)	(1,458)

	Three months ended September 30, 2004
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
Sales, net	$8,117	$44,470	($596)	$51,991
Gross profit	2,491	6,114	—	8,605
(Loss) income before income tax	(1,134)	1,483	(1,483)	(1,134)
Net (loss) income	(698)	832	(832)	(698)

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2005 Compared to Three Months Ended September 30, 2004

Net Sales: Net sales for the quarter ended September 30, 2005 increased $3.7 million, or 7.1%, to $55.7 million from $52.0 million for the corresponding period in 2004. The Engineering Services Segment’s sales decreased $1.3 million or 5.3% to $23.3 million for the quarter ended September 30, 2005 from $24.6 million for the quarter ended September 30, 2004. For the quarter ended September 30, 2005 the Company had nine larger projects with sales in excess of $1.0 million, totalling $14.3 million in sales, compared to seven such projects totalling $20.6 million in sales for the quarter ended September 30, 2004. The decreased sales level from larger projects was partially offset with increased projects having sales between $0.5 million and $1.0 million. For the quarter ended September 30, 2005 the Engineering Services Segment had $3.9 million in sales from projects at this sales level, compared to none for the quarter ended September 30, 2004. The Manufactured Products Segment’s sales increased $5.0 million, or 18.3% to $32.4 million from $27.4 million for the quarter ended September 30, 2004, primarily due to increased sales of centrifuges, steel fabrication, high voltage equipment and screen cloths.

Gross Profit: Gross profit for the quarter ended September 30, 2005 increased $0.3 million, or 2.9%, to $8.9 million from $8.6 million for the corresponding period in 2004. As a percentage of net sales, the gross profit decreased to 15.9% for the quarter ended September 30, 2005 from 16.6% for the corresponding period in 2004. In 2005 the Engineering Services Segment had a reduction in margin on a aggregate project due to higher than anticipated construction costs resulting in a loss on this job. The decrease in margin from the Engineering Services Segment was partially offset with increased sales within the Manufactured Products Segment, which earns higher margins than the Engineering Services.

Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended September 30, 2005 of $8.1 million were $1.2 million, or 16.4%, higher than the selling and administrative expenses of $6.9 million for the corresponding period in 2004. As a percentage of net sales, selling, general and administrative expenses increased from 13.3% for the quarter ended September 30, 2004 to 14.5% for the quarter ended September 30, 2005. The increased costs from 2004 was mainly due to higher payroll related expenses and professional fees.

Interest Income: Interest income of the Company for the quarter ended September 30, 2005 of $0.2 million approximated the corresponding period ended September 30, 2004.

Interest Expense: Interest expense of the Company for the quarter ended September 30, 2005 of $3.1 million increased $0.1 million or 3.0% from $3.0 million for the corresponding period in 2004. This increase was due to higher interest recorded on the Company’s variable rate loans.

Benefit for Income Taxes: Benefit for income taxes of the Company for the quarter ended September 30, 2005 of $0.7 million compared to a benefit of $0.4 million recorded for the quarter ended September 30, 2004. The increased benefit of $0.3 million was due to the larger loss before income taxes for the quarter ended September 30, 2005.

Net Loss: The net loss for the Company for the quarter ended September 30, 2005 of $1.5 million increased $0.8 million from a $0.7 million net loss for the quarter ended September 30, 2004 for the reasons discussed above.

Nine months Ended September 30, 2005 Compared to Nine months Ended September 30, 2004

Net Sales: Net sales for the nine months ended September 30, 2005 decreased $1.9 million, or 1.3%, to $153.3 million from $155.2 million for the corresponding period in 2004. The Engineering Services Segment’s sales decreased $16.3 million, or 21.6% from $75.3 million for the nine months ended September 30, 2004 to $59.0 million for the nine months ended September 30, 2005, due to the timing and size of projects. For the nine months ended September 30, 2005 the Company had seventeen projects with sales over $1.0 million, totalling $47.0 million in sales, compared to thirteen such projects totalling $66.3 million in sales for the nine months ended September 30, 2004. The Manufactured Products Segment’s sales increased $14.3 million from $80.0 million for the nine months ended September 30, 2004 to $94.3 million for the nine months ended September 30, 2005, with increased sales of steel fabrication, centrifugal dryers, screen parts, high voltage equipment, fasteners, and electronic components, partially offset with lower vibrating screen machine sales.

Gross Profit: Gross profit for the nine months ended September 30, 2005 increased $1.8 million, or 6.5%, to $28.6 million from $26.8 million for the corresponding period in 2004. The increase resulted from increased sales within the Manufactured Products Segment, which earn a higher margin than sales from the Engineering Services Segment. Although the gross profit margin as a percentage of sales decreased for both the Manufactured Products and Engineering Services Segments, the overall gross profit margin as a percentage of sales increased due to this change in product mix. As a percentage of net sales, the gross profit increased to 18.6% for the nine months ended September 30, 2005 from 17.3% for the corresponding period in 2004. The Engineering Services Segment had a gross profit margin as a percentage of net sales of 4.2% for the nine months ended September 2005 compared to 5.3% for 2004. During the nine months ended September 2004 the Engineering Services Segment had reduced the margin on a project in Australia due to higher than anticipated construction costs resulting in a loss on this job. In 2005 the Engineering Services Segment had also reduced the margin resulting in a loss on a larger aggregate project. The impact of this reduction was somewhat offset by profit that was recognized on the close-out of a project in Poland. The Manufactured Products Segment’s gross profit margin increased $3.3 million to $26.1 million for 2005 from $22.8 million for 2004 due to the higher sales level. However the Manufactured Segment’s gross profit as a percentage of net sales of 27.7% in 2005 decreased 0.8% compared to 28.5% for the nine months ended September 30, 2004. This decreased margin as a percentage of net sales was mainly due to the decreased margins on fastener , screen parts, and steel fabrication sales, partially offset with an increased margin earned on vibrating screen machine sales.

Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the nine months ended September 30, 2005 of $23.6 million were $3.2 million, or 15.8% higher than the selling, general and administrative expenses for the corresponding period in 2004 mainly due to higher payroll related expenses, professional fees, proposal costs and pension expense.

Interest Income: Interest income of the Company of $0.5 million for the nine months ended September 30, 2005 approximated the corresponding period in 2004.

Interest Expense: Interest expense of the Company for the nine months ended September 30, 2005 of $9.3 million was $0.5 million or 5.3% higher than the interest expense of $8.8 million for the corresponding period in 2004. This increase was due to higher interest expense recorded on the Company’s variable rate debt.

Benefit for Income Taxes: Benefit for income taxes of the Company for the nine months ended September 30, 2005 of $1.0 million increased $0.3 million from $0.7 million for the nine months ended September 30, 2004 due to the larger loss before income taxes.

Net Loss: The net loss for the Company for the nine months ended September 30, 2005 increased to $2.8 million compared to $1.1 million for the nine months ended September 30, 2004 for the reasons discussed above.

Liquidity and Capital Resources

Net cash provided by operating activities for the nine months ended September 30, 2005 of $4.8 million was generated from net loss adjusted for non-cash charges, increased accounts payable, accrued expenses, preferred stock, and preferred stock units, partially offset with cash used by increased accounts receivable and inventory levels. Included in non-cash charges for the nine months ended September 30, 2005 was depreciation of $2.0 million and other non-cash charges of $0.8 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

Cash used in investing activities for the nine months ended September 30, 2005 of $0.7 million consisted of capital expenditures resulting from the Company’s regular practice of upgrading and maintaining its equipment base and facilities.

Cash used by financing activities for the nine months ended September 30, 2005 of $4.1 million consisted of repayment of $1.3 million on the Company’s term loans and $2.8 million on the Company’s revolver loan.

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

Backlog

The Company’s backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at September 30, 2005 was $203.2 million. Approximately $24.4 million relates to the Manufactured Products Segment, with the remainder of $178.8 million relating to the Engineering Services Segment. Included in the Engineering Services’ backlog for September 30, 2005 is $34.9 for a coal handling system upgrade, $18.2 million for a material handling system at a power plant, $13.9 million for a coal processing plant upgrade, $13.3 million to combine and upgrade two coal dryers, and $12.9 million for an overland conveyor expansion. A substantial majority of current backlog is expected to be realized in the next twelve months.

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

The Company continues to use its United States reputation to generate sales in international markets. In the nine months ended September 30, 2005 approximately 17% of the Company’s net sales were attributable to services provided or products sold for use outside the United States, primarily to Australia and Indonesia. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company’s business, financial condition, results of operation and debt service capability. Sales from the Australia office of Roberts & Schaefer are usually denominated in Australian dollars. The majority of the Company’s foreign sales and costs originated outside the Australia office of Roberts & Schaefer are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, when possible the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company’s historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company’s strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company’s foreign operations, or expansion thereof, would not have a material adverse effect on the Company’s business, financial condition, results of operations and debt service capability.

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

ELGIN NATIONAL INDUSTRIES, INC.

By	/s/ WAYNE J. CONNER
Name:	Wayne J. Conner
Title:	Vice President, Treasurer, and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: November 14, 2005

INDEX TO EXHIBITS

Exhibit Number	Document Description	Footnote Reference
3.1	Certificate of Incorporation of Elgin National Industries, Inc.	(3)

3.2	Bylaws of Elgin National Industries, Inc.	(3)

4.1	Indenture dated November 5, 1997, between Elgin National Industries, Inc., subsidiaries and Norwest Bank Minnesota, as Trustee.	(2)

4.2	Form of 11% Senior Note due 2007 (included in Exhibit 4.1).	(2)

4.3	Registration Rights Agreement dated November 5, 1997, by and among Elgin National Industries, Inc., certain of its subsidiaries, and BancAmerica Robertson Stephens and CIBC Wood Gundy Securities Corp.	(3)

4.4	Form of Subsidiary Guaranty (included in Exhibit 4.1).	(2)

10.1	Credit Agreement dated as of September 24, 1993, as Amended and Restated as of November 5, 1997, by and among Elgin National Industries, Inc., various financial institutions, and Bank of America National Trust and Savings Association, individually and as agent.	(2)

10.2	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Fred C. Schulte.*	(2)

10.3	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Charles D. Hall.*	(2)

10.4	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Wayne J. Conner.*	(2)

10.5	The Elgin National Industries, Inc. Supplemental Retirement Plan dated as of 1995, and effective January 1, 1995.*	(3)

10.6	Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10.7	First Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of March 1, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10.8	Second Amended to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of June 28, 2001 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(4)

10.9	Third Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of March 31, 2002 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(5)

10.10	Waiver and Fourth Amendment to Credit Agreement dated as of September 24, 1993, as Amended and Restated as of January 18, 2001, and further amended as of September 30, 2002 by and among Elgin National Industries, Inc., various financial institutions, and PNC Bank, National Association, individually and as agent.	(6)

10.11	Loan and Security Agreement, dated February 10, 2003 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, Arranger and administrative agent and Ableco Finance LLC, as lender.	(7)

10.12	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Charles D. Hall.	(8)

Exhibit Number	Document Description	Footnote Reference

10.13	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Fred C. Schulte.	(8)

10.14	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Wayne J. Conner.	(8)

10.15	First Amendment to Loan and Security Agreement, dated February 19, 2004 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, arranger and administrative agent and Ableco Finance LLC, as lender.	(9)

10.16	Second Amendment to Loan and Security Agreement, dated June 30, 2004 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, arranger and administrative agent and Ableco Finance LLC, as lender.	(10)

10.17	Waiver, Consent and Agreement, dated March 31, 2005 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, arranger and administrative agent and Ableco Finance LLC, as lender.	(11)

10.18	Extension Letter, dated April 15, 2005 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, arranger and administrative agent and Ableco Finance LLC, as lender.	(11)

21	Subsidiaries of Elgin National Industries, Inc.	(2)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

(1)	Filed within
(2)	Incorporated by reference to Pre-Effective Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on December 30, 1997.
(3)	Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.
(4)	Incorporated by reference to Form 10-Q of the Company (File No. 001-03771) filed with the Commission on August 10, 2001.
(5)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on May 15, 2002.
(6)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on November 12, 2002.
(7)	Incorporated by reference to Form 8-K of the Company (File No. 001-05771) filed with the Commission on February 19, 2003.
(8)	Incorporated by reference to Form 10-K of the Company (File No. 001-05771) filed with the Commission on March 27, 2003.
(9)	Incorporated by reference to Form 10-K of the Company (File No. 001-05771) filed with the Commission on March 27, 2004.
(10)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on August 13, 2004.
(11)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission on May 13, 2005
*	Management contract or compensatory plan or arrangement.