Form 10-K
period 2005-12-31
ELGIN NATIONAL INDUSTRIES INC
filed 2006-03-30
CIK 32346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-K

☒	ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the fiscal year ended December 31, 2005

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

NONE

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.    Yes  ☐        No  ☒

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Exchange Act.    Yes  ☒        No  ☐

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.     Yes  ☒        No  ☐

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.  ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, or a non-accelerated filer. See definition of “accelerated filer and large accelerated filer” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐	Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes  ☐        No  ☒

As of March 30, 2006, there were outstanding 6,408.3 shares of Class A Common Stock and 19,951.7 shares of Preferred Stock. As of June 30, 2005, the aggregate market value of the voting stock held by non-affiliates of the registrant is $0 because all voting stock is held by an affiliate of the registrant.

ELGIN NATIONAL INDUSTRIES, INC.

i

PART I

ITEM 1.	BUSINESS

Overview

Elgin National Industries, Inc., incorporated in 1962, was a publicly traded company listed on the NYSE until it was taken private in 1988 through the leveraged acquisition of stock of Elgin National Industries, Inc. by The Jupiter Corporation (“Jupiter”), a private diversified holding company. In September 1993, an investor group led by institutional investors and Senior Management (consisting of Fred C. Schulte, Charles D. Hall and Wayne J. Conner) formed ENI Holding Corp. (“ENI”), and ENI acquired the capital stock of Elgin National Industries, Inc. from Jupiter in a leveraged buyout. Through the years Elgin National Industries, Inc. has had strategic acquisitions and divestitures assisting the company in reducing leverage and, Senior Management believes, focusing on strengthening its businesses.

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

Operating Businesses

The Company owns and operates a diversified group of middle-market manufactured products and engineering services businesses. The Company focuses on operating businesses with leading positions in niche markets, consistent operating profitability, diverse customer bases, efficient production capabilities and broad product lines serving stable industries. The Company is comprised of two operating segments. Through its Manufactured Products Segment, Elgin is a leading manufacturer and supplier of custom-designed, highly engineered products used by a wide variety of customers in the industrial equipment, durable goods, mining, mineral processing and electric utility industries. Through its Engineering Services Segment, Elgin provides design, engineering, procurement and construction management services for mineral processing and bulk materials handling systems used in the mining, mineral processing, electric utility and the rail and marine transportation industries. The Company’s website address is www.ENI.com.

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

Manufactured Products Segment

The Manufactured Products Segment, through its eleven business units, manufactures and markets products used primarily in the industrial equipment, durable goods, mining, mineral processing and electric utility industries. The businesses within the Manufactured Products Segment consist of original equipment manufacturers (“OEM”), suppliers of after-market parts and services and manufacturers of components used by original equipment manufacturers. These businesses have supplied their customers with quality products and services for an average of over 43 years. The Manufactured Products Segment has a broad and diverse customer base, with no single customer accounting for more than 10% of the Company’s sales in 2005.

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

Net sales for the Manufactured Products Segment for the year ended December 31, 2005 were $128.3 million. Products are sold through in-house sales personnel, as well as independent sales representatives, supported by engineer and technical services support personnel.

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

Engineering Services Segment

The Engineering Services Segment provides design, engineering, procurement and construction management services principally to the mining, mineral processing, electric utility and rail and marine transportation industries. Depending upon the needs of the client, these services are provided on either an unbundled (i.e. task-specific) basis or a full project turnkey basis. Historically, the Engineering Services Segment provided its services primarily to the United States coal mining industry. The Engineering Services Segment continues to diversify into markets, which include electric utility, aggregates, industrial minerals, base metals and precious metals. Today, the Engineering Services Segment has a broad, well-balanced customer base within these industries and derived approximately 66% of its net sales from customers outside the coal-mining industry during 2005. Net sales for the Engineering Services Segment for the year ended December 31, 2005 were $85.5 million.

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

The Engineering Services Segment provides its services, ranging from engineering only services to turnkey project completion, primarily to the mining, mineral processing, electric utility and rail and marine transportation industries, with a diversified customer base including a number of leading domestic and international mining companies, electric utility companies and transportation companies. Engineering only services range in size from under $10,000 to several hundred thousand dollars. The Engineering Services Segment’s turnkey services include full project responsibility for the design and construction of mineral processing and bulk material handling facilities. The Engineering Services Segment focuses on turnkey projects of less than $25 million, with most such projects significantly smaller. Total backlog for the Engineering Services Segment at December 31, 2005 was $180.3 million.

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

The Engineering Services Segment has a broad and diversified customer base, having executed projects in the electric utility, aggregates, industrial minerals and base metal industries. The Engineering Services Segment has also been successful in further diversifying their markets to include international work. During 2005, approximately 34% of the net sales of the Engineering Services Segment were from international projects.

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

Employees

As of December 31, 2005, the Company had approximately 820 employees. Approximately 18 employees of the Company at CMI’s St. Louis, Missouri facility are represented by District 8 of the International Association of Machinists and Aerospace Workers (“IAM”) and are covered by a contract between CMI and the IAM effective through March 31, 2006. Approximately seven employees of TranService, Inc., a wholly owned subsidiary of the Company, are represented by the United Mine Workers of America (“UMWA”) and are covered by the National Bituminous Coal Wage Agreement expiring on December 31, 2006. The Company believes that its relations with its employees are generally good.

ITEM 1A.	RISK FACTORS

RISK FACTORS

The ownership of our publicly traded Notes involves a number of risks and uncertainties. Potential investors should carefully consider the risks and uncertainties described below and the other information in this Form 10-K, including the disclosures in our Management’s Discussion and Analysis of Financial Condition and Results of Operations, before deciding whether to invest in our securities. Our business, financial condition or results of operations could be materially adversely affected by any of these risks. The risks described below are not the only ones facing us. In addition to the risks described below, additional risks that are currently unknown to us or that we currently consider to be immaterial may also impair our business or have a material adverse effect on our business, financial condition or results of operations, or capability to service debt.

Risks Related to Our Indebtedness

Our substantial indebtedness could adversely affect our ability to raise additional capital to fund our operations, limit our ability to react to changes in the economy or our industry and prevent us from making debt service payments on the Notes.

We are a highly leveraged company. As of December 31, 2005, we have approximately $98 million of outstanding indebtedness. In addition, the amount of our outstanding indebtedness fluctuates from time to time. This high level of indebtedness could have important consequences including the following:

•	it may limit our ability to borrow money or issue equity for our working capital, capital expenditures, debt service requirements or other purposes;

•	it may limit our flexibility in planning for, or reacting to, changes in our operations or business;

•	we will be more highly leveraged than some of our competitors, which may place us at a competitive disadvantage;

•	it may make us more vulnerable to downturns in our business or the economy;

•	the debt service requirements of our other indebtedness could make it more difficult for us to make payments on the Notes;

•	a substantial portion of our cash flow from operations could be dedicated to the repayment of our indebtedness and would not be available for other purposes;

•	there would be a material adverse effect on our business and financial condition if we were unable to service our indebtedness or obtain additional financing, as needed; and

•	our debt outstanding under the Loan and Security Agreement accrues interest at a variable rate and an increase in interest rates could have an adverse effect on our financial results and outstanding debt level.

We will require a significant amount of cash to service our indebtedness. Our ability to generate cash depends on factors beyond our control. If we fail to generate sufficient cash flow, we may not be able to fulfill our obligations under our publicly traded Notes.

Our ability to make scheduled payments of principal of, or to pay the interest on, or to refinance, our indebtedness, or to fund planned capital expenditures will depend on our future performance, which, to a certain extent, is subject to general economic conditions, financial, competitive, legislative, regulatory, political, business and other factors that are beyond our control. We cannot assure you that our business will generate sufficient cash flow or that future borrowings will be available under our Loan and Security Agreement or any other financing sources in an amount sufficient to enable us to service our indebtedness or to fund our other liquidity needs. We may need to refinance all or a portion of our indebtedness on or before maturity or incur additional debt. We may not be able to refinance our indebtedness or negotiate favorable or acceptable terms if we refinance our debt or borrow additional money.

Restrictive covenants in the Loan and Security Agreement and the indenture may prevent us from pursuing business strategies that could otherwise improve our results of operations.

The indenture governing the Notes and the credit agreement limit our ability, among other things, to:

•	incur additional indebtedness or contingent obligations;

•	pay dividends or make distributions to our shareholder;

•	repurchase or redeem our equity interests;

•	make investments;

•	grant liens;

•	make capital expenditures;

•	enter into transactions with our shareholder and affiliates;

•	sell assets; and

•	acquire the assets of, or merge or consolidate with, other companies.

Complying with these restrictive covenants in the indenture and the Loan and Security Agreement may impair our ability to finance our future operations or capital needs or to engage in other favorable business activities.

In addition, the Loan and Security Agreement requires us, on a consolidated basis, to maintain specified financial ratios and satisfy certain financial tests. Our ability to meet such financial ratios and tests may be affected by events beyond our control. There can be no assurance that we will meet these ratios and tests. A breach of any of these covenants could result in an event of default under the Loan and Security Agreement. If such an event of default occurs, the lenders could elect to declare all amounts borrowed under the Loan and Security Agreement, together with accrued interest, to be immediately due and payable and to terminate all commitments under the Loan and Security Agreement. If we were unable to repay all amounts declared due and payable, the lenders could proceed against the collateral granted to them to satisfy the indebtedness and other obligations due and payable. If indebtedness under the Loan and Security Agreement were to be accelerated, such acceleration would likely result in a default under the Indenture and there can be no assurance that our assets would be sufficient to repay in full our indebtedness, including our publicly traded Notes.

Our publicly traded Notes are our unsecured obligations and our effectively subordinated to our other indebtedness, including borrowings under our Loan and Security Agreement.

The Notes are our unsecured obligations and the guarantees are unsecured obligations of the Guarantors. Persons seeking enforcement of the Notes or the guarantees only have the rights of a general unsecured creditor and, as a result, the benefits that might be realized in connection with the enforcement of such obligations may be limited. We have secured term loans outstanding of $20,125,000 and the ability to borrow up to $27,500,000 on our secured revolver facility, subject to borrowing base limitations with a maximum aggregate commitment on the Loan and Security Agreement of $42,500,000. The term loans and revolver facility and guarantees thereof by us and the Guarantors are secured by the our assets and those of the Guarantors. Accordingly, the lenders under the term loans and revolving facility will have claims with respect to the assets constituting collateral for any indebtedness (including outstanding letters of credit thereunder) that will be satisfied prior to the unsecured claims of holders of the Notes. The Notes and guarantees are effectively subordinated to the Loan and Security Agreement. In the event of a default on the Notes or a bankruptcy, liquidation or reorganization of us or any

Guarantor, the obligor’s assets will be available to satisfy obligations of the secured debt before payment could be made on the Notes or the guarantees. Accordingly, there may only be a limited amount of assets available to satisfy any claims of the holders of Notes.

Risks Related to Our Business and Industry

We derive a substantial portion of our sales from the coal mining industry, and any economic slowdown in that industry could have a material adverse effect on our business, financial condition and results of operations.

Approximately 43% of our consolidated net sales in 2005 were derived from customers operating primarily in the coal mining industry. A significant portion of the business of the Manufactured Products Segment is the manufacture and sale of screening systems, centrifuges, support equipment and related components and replacement parts to companies engaged in underground and surface mining of coal, primarily in the eastern United States. Additionally, the Engineering Services Segment provides design, engineering, procurement and construction management services for the mining and mineral processing industries.

Factors that may cause coal production levels to fluctuate, which would affect demand for a significant portion of our products and services, include operational and geological factors related to available mine reserves and the ease or difficulty of mining such reserves, severe weather, mechanical equipment performance, effects of compliance with environmental, occupational safety, mining safety and other applicable regulations, the demand for coal by electric utilities, as well as labor relations between the U.S. coal industry and its labor force, particularly the United Mine Workers of America. Labor stoppages can have a particularly significant and broad-based effect upon the coal industry, and suppliers to the coal industry such as us. We cannot assure you that conditions in the coal industry, including any future labor stoppages, would not have a material adverse effect on our business, financial condition and results of operation.

We derive a substantial portion of our sales from electric utilities that are dependent on the coal industry, and any downturn in the demand for electricity or downturn in or disruption to the coal industry could have a material adverse effect on our business, financial condition and results of operations.

We sell coal processing services and equipment to electric utilities, and consequently our sales to these utilities are tied to the use of coal by these utilities. The demand by electric utilities for coal is dependent upon the availability and cost in any given location of alternative sources of energy, such as natural gas, oil or nuclear power. Approximately 20% of our consolidated net sales in 2005 were derived from electric utilities, and as a result we are dependent on the continued demand for coal by these utilities. As a result, any downturn in the demand for electricity, or downturn in or disruption to the coal industry (upon which electric utilities are dependent), could have a material adverse effect on our business, financial condition and results of operation.

We are exposed on turnkey contracts to significant construction risks that could cause us to incur losses.

We derived approximately 62% of our Engineering Services Segment’s 2005 net sales from lump-sum turnkey contracts. Under the terms and conditions of such contracts, our compensation is fixed regardless of the actual cost necessary to complete the project. The actual expense to us of executing a lump-sum turnkey contract may vary substantially from the estimates underlying our bid for several reasons, including:

•	unanticipated increases in the cost of equipment, materials or manpower;

•	delays associated with the delivery of equipment and materials to the project site;

•	unforeseen construction conditions creating unanticipated costs;

•	inaccurate estimates;

•	delays caused by local weather conditions; and

•	suppliers’ or subcontractors’ failure to perform.

Under a lump-sum turnkey contract, however, we are generally unable to increase our price to reflect these factors, which are difficult to predict at the time of bidding. For instance, we have, in the past, experienced delays or disruptions in product deliveries and unanticipated increases in the costs of performance. For these reasons, it is not possible for us to reliably estimate with complete certainty our final costs or margins on a contract at the time of bidding or during the early phases of its execution. If our actual expenses were to increase for these or any other reasons, we could experience reduced margins or even incur a loss on the contract. We have experienced losses on certain of our Engineering Services Segment’s contracts in prior years and we cannot assure you that we will not incur losses in the future. Additionally, the receipt of fees on these contracts is generally tied to completion benchmarks. Therefore, our receipt of fees could be delayed due to factors beyond our control that could preclude achieving these benchmarks, which could in turn adversely affect our cash flows and results of operations.

Design and construction engineering could also subject the service provider to the risks of substantial claims should errors or omissions occur in the course of executing a project. While we have generally not experienced substantial errors and omissions claims, there can be no assurance that such claims would not be asserted against us in the future. If our insurance coverage were insufficient to pay such claims, our business, financial condition and results of operation could be materially and adversely affected.

Large or rapid increases in the costs of raw materials or substantial decreases in their availability and our dependence on particular suppliers of raw materials could materially and adversely affect our business, financial condition and results of operations.

We acquire substantially all of our raw materials from outside sources. The basic raw materials primarily used in the Manufactured Products Segment are flat sheet metal, coiled wire or rod and various forms of steel. Additionally, the Manufactured Products Segment acquires circuit breakers, components, transformer cores, motor drive units and purchased finished goods from outside sources. Factors such as supply and demand, freight costs and transportation availability, inventory levels of brokers and dealers, the level of imports and general economic conditions may affect the price of raw materials. If the price of our raw materials rise, we may not be able to pass on these costs to our customers. In addition, while we believe there are numerous sources of supply for our raw materials, we cannot assure you that we will not experience a disruption in our ability to obtain these materials on a timely basis and on favorable economic terms, which would have a material adverse effect on our business, financial condition and results of operations.

We operate in a highly competitive industry, which is likely to become more competitive, and as a result we may lose business to competitors.

Our products and services are sold in competitive markets. Maintaining and improving our competitive position will require continued investment by us in manufacturing, quality standards, marketing and customer service and support. We cannot assure you that we will have sufficient resources to continue to make such investment or that we will be successful in maintaining our competitive position. Our competitors may develop products that are superior to our products, or may develop methods of more efficiently and effectively providing services or may adapt more quickly than us to new technologies or evolving customer requirements. Our competitors may have greater financial, marketing and research and development resources than us. We cannot assure you that we will be able to compete successfully with our existing domestic or foreign competitors or with new domestic or foreign competitors in either our Manufactured Product Segment or Engineering Services Segment. Failure to continue competing successfully could adversely affect our business, financial condition and results of operation.

We are exposed to risks related to the international nature of our business.

In 2005, approximately 22% of our net sales were attributable to products sold or services provided outside of the United States. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers and changes in governmental policies. Our foreign sales in the past have incurred, and in the future may incur, increased costs and we may experience delays or disruptions in product or service deliveries that could cause loss of revenue and damage to customer relationships. In addition, a portion of our net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect our business, financial condition and results of operations. We cannot assure you that our foreign operations, or an expansion of our foreign operations, would not have a material adverse effect on our business, financial condition and results of operations.

We are subject to economic factors, many of which are beyond our control, that could lead to a deterioration in our accounts.

We sell our products and services to customers in the United States and several other countries around the world. Sales are typically made on unsecured credit terms, which are generally consistent with the prevailing practices in the countries in which we do business. A deterioration of economic or political conditions in any of these countries could impair our ability to collect on our receivables.

Our Senior Management owns all of our outstanding stock and therefore can control all decisions relating to our business.

Our Senior Management beneficially owns 100% of our outstanding shares of capital stock and controls our business and affairs, including the election of our Board of Directors and determines the outcome of any action that requires shareholder approval, including the adoption of amendment to our certificate of incorporation, and certain mergers, sales of assets and other business acquisitions or dispositions. Through its control of the Board of Directors, Senior Management also controls any decision made by the Board, including the terms of material transactions to which we are a party, and the terms of employment of our executives. We cannot assure you that our Senior Management will take actions that are consistent with your interest as a noteholder.

We are substantially dependent on our executive management, both at the corporate and operating levels, and if we were to lose their services our business operations would be adversely affected.

Our success depends upon the efforts, abilities and expertise of our executive officers and other key employees, particularly our executive management at both the corporate and operating unit levels. We cannot assure you that we will not lose the services of one or more of these employees. The loss of the services of any members our executive management could have a material adverse effect on our operations.

We are subject to various environmental laws and regulations in the countries in which we operate. If we fail to comply with these laws and regulations, we may have to incur significant costs and penalties that could adversely affect our financial condition, results of operations and cash flow.

Our operations are subject to foreign, federal, state and local laws and regulations governing the generation, management, and use of regulated materials, the discharge of materials into the environment, the remediation of environmental contamination, or otherwise relating to environmental protection. These laws include U.S. federal statutes, such as the Resource Conservation and Recovery Act, the Comprehensive Environmental Response, Compensation, and Liability Act of 1980, or CERCLA, the Clean Water Act, the Clean Air Act and similar state and local laws. Some risk of environmental liability and other costs is inherent, however, in the nature of the businesses conducted by the Manufactured Products Segment, which have been in operation for an average of over 42 years and have performed little invasive testing at their sites. In addition, businesses previously operated by us have been sold in the past. We may be subject to liabilities for environmental contamination as an owner or operator of a facility or as a generator of hazardous substances without regard to negligence or fault, and we are subject to additional liabilities if we do not comply with applicable laws regulating such hazardous substances, and, in either case, such liabilities can be substantial.

If we experience problems or defects in our products, we could be subject to product liability claims that would have an adverse effect on our business, results of operations and financial condition.

We are exposed to potential product liability risks that are inherent in the design, manufacture and sale of our products. While we currently maintain what we believe to be suitable product liability insurance, we cannot assure you that we will be able to maintain our insurance on acceptable terms or that our insurance will provide adequate protection against potential liabilities. In the event of a claim against us, a lack of sufficient insurance coverage could have a material adverse effect on us and our business, financial condition and results of operations. Moreover, even if we maintain adequate insurance, any successful claim could materially and adversely affect our reputation and our business, financial condition and results of operations.

There is no active trading market for our publicly traded Notes, and as a result you may not be able to sell your Notes on favorable terms, or sell at all.

Our Notes are not listed on any securities exchange or any automated quotation system. The Notes may trade at a discount from their initial offering price, depending upon prevailing interest rates, the market for similar securities and other factors, including general economic conditions and our financial condition, performance and prospects.

ITEM 1B.	UNRESOLVED STAFF COMMENTS

None

ITEM 2.	PROPERTIES

The Company and its businesses conduct operations from the following primary facilities:

BUSINESS	LOCATION	PRINCIPAL FUNCTION	OWNED/ LEASED	APPROXIMATE SQUARE FOOTAGE
Elgin	Downers Grove, IL	Headquarters	Leased	6,470
Ohio Rod	Versailles, IN	Manufacturing	Owned	93,350
Chandler Products	Euclid, OH	Manufacturing	Owned	88,000
Mining Controls	Beckley, WV	Manufacturing	Owned	44,925
CMI	St. Louis, MO	Manufacturing	Owned	63,295
CSI	Raleigh, IL	Manufacturing	Owned	16,166
			Leased	18,245
Tabor	Bluefield, WV	Manufacturing	Owned	44,000
Norris	Tazewell, VA	Manufacturing	Owned	28,800
	Princeton, WV		Owned	12,700
Clinch River	Cedar Bluff, VA	Manufacturing	Owned	56,300
Vanco	Batavia, IL	Distribution	Leased	30,890
R & S	Chicago, IL &	Office	Leased	16,200
	Salt Lake City, UT	Office	Leased	25,267
R & S Australia	Brisbane, Australia	Office	Leased	12,777
Soros	Chicago, IL	Office	Leased	5,800
Leland	Martin, Tenn	Manufacturing	Owned	92,000
Best Metal	Osgood, IN	Manufacturing	Owned	42,000

ITEM 3.	LEGAL PROCEEDINGS

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

Environmental

The Company is subject to a variety of foreign, federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials used in its manufacturing processes. The Company has not historically incurred any material adverse effect on its business, financial condition, results of operations or cash flow as a result of the Company’s compliance with U.S. federal, state, provincial, local or foreign environmental laws or regulations or remediation costs. Some risk of environmental liability and other costs is inherent, however, in the nature of the businesses conducted by the Manufactured Products Segment, which have been in operation for an average of over 43 years and have performed little invasive testing at their sites. In addition, businesses previously operated by the Company have been sold. There can be no assurance that future identification of contamination at its current or former sites or at third party-owned sites where waste generated by the Company has been disposed of would not have a material adverse effect on the Company’s business, results of operations, financial condition or debt service capability. Any failure by the Company to obtain required permits for, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability. Such liability could have a material adverse effect on the Company’s business, financial condition, results of operations and debt service capability.

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

PART II

ITEM 5.	MARKET FOR THE REGISTRANT’S COMMON EQUITY AND RELATED STOCKHOLDER MATTERS

There is no established public offering market for the outstanding common equity of the Company and 100% of its outstanding common equity is beneficially owned by Senior Management.

The ability of the Company to pay dividends is governed by restrictive covenants contained in the indenture governing its publicly-held debt as well as restrictive covenants contained in the Company’s Loan and Security Agreement. As a result of these restrictive covenants, the Company was limited in the amount of dividends it was allowed to pay on December 31, 2005. The Company did not pay any dividends in the years ended December 31, 2005, 2004 and 2003.

ITEM 6.	SELECTED FINANCIAL DATA

The following table presents selected historical financial information of the Company, as of the dates and for the periods indicated. The historical financial data as of December 31, 2001, 2002, 2003, 2004, and 2005 was derived from the audited consolidated financial statements of the Company. The selected financial information should be read in conjunction with “Management’s Discussion and Analysis of Financial Condition and Results of Operations” and the Company’s audited consolidated financial statements and notes thereto.

Selected Financial Data

	Fiscal Year Ended December 31,
	2001	2002	2003	2004	2005
	(dollars in thousands)
Statement of Operations Data:
Net sales	$191,551	$149,000	$144,545	$208,115	$213,783
Cost of sales	149,988	116,730	112,056	173,299	174,115

Gross profit	41,563	32,270	32,489	34,816	39,668
Selling, general and administrative expenses	24,850	27,007	24,928	26,653	31,849
Goodwill amortization	1,088	—	—	—	—

Operating income	15,625	5,263	7,561	8,163	7,819
Other expenses:
Interest expense, net	8,810	8,747	9,975	11,137	11,691

Income (loss) before income taxes	6,815	(3,484)	(2,414)	(2,974)	(3,872)
Provision (benefit) for income taxes	3,309	(1,501)	(302)	(26)	85

Net income (loss)	$3,506	$(1,983)	$(2,112)	$(2,948)	$(3,957)

Other Financial Data:
Gross margin %	21.7%	21.7%	22.5%	16.7%	18.6%
Depreciation and amortization	$4,604	$3,707	$4,067	$3,196	$3,116
Capital expenditures	4,440	3,572	763	1,524	1,651
Net cash provided by (used in) operating activities	5,619	(2,598)	4,488	(8,222)	11,413
Net cash used in investing activities	(24,780)	(3,497)	(717)	(1,518)	(1,646)
Net cash provided by (used in) financing activities	16,140	6,095	(656)	6,195	(7,096)

Operating Unit Data:
Net Sales:
Manufactured Products Segment	$99,080	$93,562	$88,411	$108,401	$128,262
Engineering Services Segment	92,471	55,438	56,134	99,714	85,521

Total Net Sales	$191,551	$149,000	$144,545	$208,115	$213,783

Balance Sheet Data:
Cash and cash equivalents	$—	$—	$3,391	$—	$2,621
Working capital less cash and cash equivalents	12,381	18,150	13,668	18,469	8,837
Property, plant and equipment, net	22,070	22,441	20,308	19,008	18,272
Total assets	137,746	124,617	133,387	142,087	152,388
Total debt	91,234	97,329	98,760	104,955	97,859
Mandatorily redeemable preferred stock and redeemable preferred stock units	16,933	17,860	18,787	19,714	20,641
Common stockholder’s deficit	(20,445)	(23,074)	(25,560)	(28,354)	(32,361)

ITEM 7.	MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Overview

Elgin owns and operates a diversified group of middle-market industrial manufacturing and engineering services businesses. The Company focuses on operating businesses with leading positions in niche markets, consistent profitability, diverse customer bases, efficient production capabilities and broad product lines serving stable industries. The Company is comprised of thirteen business units that are organized into two operating segments. Through its Manufactured Products Segment, Elgin is a leading manufacturer and supplier of custom- designed, highly engineered products used by a wide variety of customers in the industrial equipment, durable goods, mining, mineral processing and electric utility industries. Through its Engineering Services Segment, Elgin provides design, engineering, procurement and construction management services for mineral processing and bulk materials handling systems used in the mining, mineral processing, electric utility and the rail and marine transportation industries.

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

Company Consolidated

(dollars in millions)

	For the Fiscal Year Ended December 31,
	2003		2004		2005
Net sales	$144.5	100.0%	$208.1	100.0%	$213.8	100.0%
Cost of sales	112.0	77.5	173.3	83.3	174.1	81.4
Gross profit	32.5	22.5	34.8	16.7	39.7	18.6
Selling, general & administrative expenses	24.9	17.2	26.7	12.8	31.9	14.9
Operating income	7.6	5.3	8.1	3.9	7.8	3.7
Interest expense, net	10.0	6.9	11.1	5.3	11.7	5.5
Loss before income taxes	(2.4)	(1.6)	(3.0)	(1.4)	(3.9)	(1.8)
(Benefit) expense for income taxes	(0.3)	(0.2)	(0.0)	(0.0)	0.1	0.1
Net loss	(2.1)	(1.4)	(3.0)	(1.4)	(4.0)	(1.9)

Manufactured Products Segment

(dollars in millions)

	For the Fiscal Year Ended December 31,
	2003		2004		2005
Net sales	$88.4	100.0%	$108.4	100.0%	$128.3	100.0%
Cost of sales	61.1	69.1	76.9	70.9	92.3	72.0
Gross profit	27.3	30.9	31.5	29.1	36.0	28.0

Engineering Services Segment

(dollars in millions)

	For the Fiscal Year Ended December 31,
	2003		2004		2005
Net sales	$56.1	100.0%	$99.7	100.0%	$85.5	100.0%
Cost of sales	50.9	90.8	96.4	96.7	81.8	95.6
Gross profit	5.2	9.2	3.3	3.3	3.7	4.4

Year Ended December 31, 2005 Compared to Year Ended December 31, 2004

Net Sales:    Net sales for the Manufactured Products Segment for the year ended December 31, 2005 increased $19.9 million, or 18.3%, to $128.3 million from $108.4 million for the corresponding period in 2004. The increased sales level was due to increased sales of equipment and to a lesser extent increased fastener sales.

Net sales for the Engineering Services Segment for the year ended December 31, 2005 decreased $14.2 million, or 14.2%, to $85.5 million from $99.7 million for the corresponding period in 2004 due primarily to decreased sales of larger engineering projects with sales greater than $1.0 million, partially offset with increased sales from smaller jobs. In 2005 the Engineering Services Segment had $71.6 million in sales from 22 larger projects compared to $86.2 million from 15 larger projects for 2004. Sales from smaller jobs with sales less than $1.0 million each increased to $13.9 million for the year ended 2005 from $13.5 million for 2004.

Cost of Sales:    Cost of sales for the Manufactured Products Segment for the year ended December 31, 2005 increased $15.4 million, or 20.0%, to $92.3 million from $76.9 million for the corresponding period in 2004 due to the increased sales level. The Manufactured Products Segment’s cost of sales as a percentage of net sales increased to 72.0% for the year ended December 31, 2005 from 70.9% for the corresponding period in 2004 due to lower margins earned on steel fabrication sales and fasteners, partially offset with higher margins earned on screen and centrifugal dryer sales.

Cost of sales for the Engineering Services Segment for the year ended December 31, 2005 decreased $14.6 million, or 15.1%, to $81.8 million from $96.4 million for the corresponding period in 2004 due to the lower sales level partially offset with higher margins earned. During the year ended December 31, 2004 the Engineering Services Segment had reduced the margin on a project in Australia due to higher than anticipated construction costs, resulting in a loss on this job. In 2005 the Engineering Services Segment had reduced the margin, resulting in a loss, on a larger aggregate project. During this same period they had also recorded a loss related to the Company’s 23% portion of a coal project due to high labor and material costs in the construction environment in Australia. These increased costs were partially offset with profit recognized on the close-out of a project in Poland and an overall increase in margin earned on larger on-going projects. As a percentage of net sales, the Engineering Services Segment’s cost of sales decreased to 95.6% for the year ended December 31, 2005 from 96.7% for the corresponding period in 2004.

Gross Profit:    Gross profit for the Manufactured Products Segment for the year ended December 31, 2005 increased $4.5 million, or 14.1%, to $36.0 million from $31.5 million for the corresponding period in 2004 due to the higher sales level, partially offset with the lower margins earned. The Manufactured Products Segment’s gross profit as a percentage of net sales decreased to 28.0% for the year ended December 31, 2005 from 29.1% for the corresponding period in 2004.

Gross profit of the Engineering Services Segment for the year ended December 31, 2005 increased $0.4 million, or 12.2%, to $3.7 million from $3.3 million for the corresponding period in 2004 due to the higher margins earned, partially offset with the lower sales level. As a percentage of net sales, the Engineering Services Segment’s gross profit increased to 4.4% for the year ended December 31, 2005 from 3.3% for the corresponding period in 2004.

Selling, General and Administrative Expenses:    Selling, general and administrative expenses of the Company of $31.9 million for the year ended December 31, 2005 represented an increase of $5.2 million in comparison to $26.7 million for the corresponding period in 2004 due to the higher sales level, increased payroll and benefit costs, higher professional fees and proposal costs. As a percentage of sales, selling, general and administrative expenses increased to 14.9% for 2005 from 12.8% for 2004.

Operating Income:    Operating income of the Company for the year ended December 31, 2005 of $7.8 million was $0.3 million lower than the operating income of $8.1 million for the corresponding period in 2004 for the reasons discussed above. Operating income as a percentage of net sales decreased to 3.7% for the year ended December 31, 2005 from 3.9% for the corresponding period in 2004.

Interest Income:    Interest income of the Company for the year ended December 31, 2005 of $0.7 million approximated interest income for the year ended December 31, 2004.

Interest Expense:    Interest expense of the Company for the year ended December 31, 2005 of $12.4 million was $0.5 million higher than the interest expense of $11.9 million for the year ended December 31, 2004. The higher interest expense was mainly due to increased interest rates in 2005.

Loss Before Income Taxes:    The Company incurred a loss before income taxes of $3.9 million for the year ended December 31, 2005, compared to $3.0 million for the year ended December 31, 2004, for the reasons discussed above.

Expense (benefit) for Income Taxes:    Expense for income taxes was $0.1 million for the year ended December 31, 2005 with a benefit of $0.0 million for the year ended December 31, 2004 primarily due to foreign losses incurred in both 2005 and 2004 without current tax benefit.

Net Loss:    The Company’s net loss of $4.0 million for the year ended December 31, 2005 compared to $2.1 million for the year ended 2004 due to lower operating results and higher interest expense.

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

Cost of sales for the Engineering Services Segment for the year ended December 31, 2004 increased $45.5 million, or 8.9%, to $96.4 million from $50.9 million for the corresponding period in 2003 due to the higher sales level and lower margins earned on larger projects. In 2004 the Engineering Services Segment had reduced the margin on a project in Australia due to higher than anticipated construction costs, resulting in a loss on this job.

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

Liquidity and Capital Resources

Net cash provided by operating activities for the year ended December 31, 2005 of $11.4 million was generated by increased accounts payable, accrued expenses, and other liabilities, decreased prepaid and other assets, along with cash generated from the net loss adjusted for non-cash expenses. These increases in cash were partially offset with cash used by increased accounts receivable and inventory levels. Cash flows from operations for any specific period are often materially affected by the timing and amounts of payments on contracts of the Engineering Services Segment. The change in the levels of billings on contracts in excess of costs and gross profit recognized, costs and estimated earnings in excess of billings on contracts, and retainage due upon completed contracts, and the timing of payments by such Segment for products and services can materially affect cash flows from operations.

Cash used in investing activities for the year ended December 31, 2005 of $1.6 million consisted of capital expenditures in accordance with the Company’s regular practice of upgrading and maintaining its equipment base and facilities.

Cash used in financing activities for 2005 was $7.1 million for repayments on long-term debt.

As of December 31, 2005 the Company had calculated borrowing base availability of $21.1 million on its revolver loan less $2.7 million outstanding and $3.3 million in standby letters of credit outstanding, leaving a remaining available balance of $15.1 million.

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

The Company has the following contractual cash obligations outstanding as of December 31, 2005:

Contractual Cash Obligations

	Payments Due by Period
	Long Term Debt	Operating Leases	Preferred Stock	Preferred Stock Units	Total
	(dollars in thousands)
2006	1,237	2,312	—	—	3,549
2007	75,189	1,728	4,842	17,653	99,412
2008	20,462	1,172	—	—	21,634
2009	45	1,036	—	—	1,081
2010	45	1,013	—	—	1,058
2011 and thereafter	881	2,958	—	—	3,839

On January 31, 2006 the Loan and Security Agreement was amended to extend the maturity of Term Loan C from February 10, 2006 to February 10, 2008. In addition the amendment changed the per annum interest rate on Term Loan C to the three month Libor Rate plus a margin of 5.5%. There are no scheduled principal repayments on Term Loan C until the February 10, 2008 maturity date.

Backlog

The Company’s backlog consists of that portion of contracts for the Engineering Services Segment that have been awarded but not performed and also includes open orders for the Manufactured Products Segment. Backlog at December 31, 2005 was $204.3 million. Approximately $24.0 million relates to the Manufactured Products Segment, with the remaining amount of $180.3 million relating to the Engineering Services Segment. Within the Engineering Services Segment’s backlog at December 31, 2005, $47.1 million relates to two projects for coal handling systems, $16.5 million relates to a turnkey project for material handling systems, and $14.1 million relates to a project for a limestone and gypsum handling system. A majority of the current backlog is expected to be realized within the next twelve months.

Inflation

Historically, general inflation has had only a minor affect on the operations of the Company and its internal and external sources for liquidity and working capital, and the Company has generally been able to increase prices to reflect cost increases.

Safe Harbor

Statements herein regarding the Company’s ability to meet its liquidity requirements and the anticipated benefits from the Company’s capital expenditures, and the Company’s expected realization of current backlog constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Further, statements herein regarding the Company’s performance in future periods are subject to risks relating to, deterioration of relationships with, or the loss of material customers or suppliers, possible product liability claims or other litigation, decreases in demand for the Company’s products, and adverse changes in general market and industry conditions and any resulting inability to comply with the financial covenants imposed by the Company’s credit agreement. Management believes these forward looking statements are reasonable; however, undue reliance should not be placed on such forward looking statements, which are based on current expectations.

ITEM 7A.	MARKET RISK

In 2005, approximately 22% of the Company’s net sales were attributable to products sold or services provided outside of the United States. In 2005, the majority of the Company’s foreign sales were to companies located in Australia, Indonesia, and Brazil. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company’s business, financial condition, results of operation and debt service capability. Sales from the Australia office of Roberts & Schaefer are usually donominated in Australian dollars. The majority of the Company’s foreign sales and costs originated from any office other than the Australia office of Roberts & Schaefer are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, when possible the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party in the transactions.

ITEM 8.	FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

Index to Consolidated Financial Statements of Elgin National Industries, Inc.

Report Of Independent Registered Public Accounting Firm

To the Board of Directors

Elgin National Industries, Inc. and Subsidiaries

Downers Grove, Illinois

We have audited the consolidated balance sheets of Elgin National Industries, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the related consolidated statements of operations, comprehensive income (loss), changes in common stockholder’s deficit and cash flows for the years then ended. These financial statements are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Elgin National Industries, Inc. and Subsidiaries as of December 31, 2005 and 2004, and the results of their operations and their cash flows for the years then ended, in conformity with accounting principles generally accepted in the United States of America.

As described in Note 2 to the consolidated financial statements, effective January 1, 2004, the Company changed its method of accounting for certain financial instruments to adopt Statement of Financial Accounting Standards No. 150.

/s/    McGladrey & Pullen LLP

Schaumburg, Illinois

February 17, 2006

Report of Independent Registered Public Accounting Firm

Shareholders and Board of Directors

Elgin National Industries, Inc.

We have audited the accompanying consolidated statements of operations, comprehensive loss, changes in common stockholder’s deficit, and cash flows of Elgin National Industries, Inc. and Subsidiary Companies for the year ended December 31, 2003. Our audit also included the financial statement schedule listed in the Index at Item 15(b) with respect to the information included therein for the year ended December 31, 2003. These financial statements and schedule are the responsibility of the Company’s management. Our responsibility is to express an opinion on these financial statements and schedule based on our audit.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated results of operations and cash flows of Elgin National Industries, Inc. and Subsidiary Companies for the year ended December 31, 2003, in conformity with U.S. generally accepted accounting principles. Also, in our opinion, the related financial statement schedule, when considered in relation to the basic financial statements taken as a whole, presents fairly in all material respects the information set forth therein.

/s/ ERNST & YOUNG LLP

Chicago, Illinois

February 20, 2004

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

December 31, 2005 and 2004

(in thousands except share data)

	2005	2004
ASSETS
Current assets:
Cash and equivalents	$2,621	$—
Accounts receivable, net	46,737	39,500
Inventories, net	23,064	20,343
Prepaid expenses and other assets	697	643
Deferred income taxes	2,547	2,558

Total current assets	75,666	63,044
Property, plant and equipment, net	18,272	19,008
Loans receivable from related parties	12,131	11,475
Prepaid pension cost	24,190	24,504
Other assets	3,134	5,061
Goodwill	18,995	18,995

Total assets	$152,388	$142,087

LIABILITIES AND COMMON STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$1,237	$1,575
Accounts payable	46,277	29,891
Accrued expenses	16,694	13,109

Total current liabilities	64,208	44,575
Long-term debt less current portion	96,622	103,380
Mandatorily redeemable preferred stock units	16,198	15,471
Mandatorily redeemable preferred stock	4,443	4,243
Other liabilities	1,542	1,397
Deferred income taxes	1,736	1,375

Total liabilities	184,749	170,441

Common stockholder’s deficit:
Common stock, Class A par value $.01 per share; authorized 23,678 shares; 6,408 shares issued and outstanding as of December 31, 2005 and 2004	—	—
Retained deficit	(32,741)	(28,784)
Accumulated other comprehensive income	380	430

Total common stockholder’s deficit	(32,361)	(28,354)

Total liabilities and stockholder’s deficit	$152,388	$142,087

The accompanying notes are an integral part of the consolidated financial statements.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Net sales	$213,783	$208,115	$144,545
Cost of sales	174,115	173,299	112,056

Gross profit	39,668	34,816	32,489
Selling, general and administrative expenses	31,849	26,653	24,928

Operating income	7,819	8,163	7,561
Other expenses (income)
Interest income	(723)	(734)	(657)
Interest expense	12,414	11,871	10,632

Loss before income taxes	(3,872)	(2,974)	(2,414)
Income tax expense (benefit)	85	(26)	(302)

Net loss	$(3,957)	$(2,948)	$(2,112)

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF COMPREHENSIVE INCOME (LOSS)

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Net loss	$(3,957)	$(2,948)	$(2,112)
Other comprehensive (loss) income, net of tax of $(31), $97, and $173 for 2005, 2004 and 2003
Foreign currency translation adjustments	(50)	154	276

Comprehensive loss	$(4,007)	$(2,794)	$(1,836)

The accompanying notes are an integral part of the consolidated financial statements.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CHANGES IN COMMON STOCKHOLDER’S DEFICIT

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands except share data)

	Common Stock	Retained (Deficit)	Accumulated Other Comprehensive Income	Total Stockholder’s Deficit
Balance as of December 31, 2002	$—	$(23,074)	$—	$(23,074)

Net loss for the year ended December 31, 2003	—	(2,112)	—	(2,112)
Redeemable preferred stock dividends (19,952 shares at $10.00 per share)	—	(200)	—	(200)
Redeemable preferred stock unit dividend equivalent, net of tax of $277	—	(450)	—	(450)
Foreign currency translation adjustments net of tax of $173	—	—	276	276

Balance as of December 31, 2003	—	(25,836)	276	(25,560)

Net loss for the year ended December 31, 2004		(2,948)		(2,948)
Foreign currency translation adjustments net of tax of $97	—	—	154	154

Balance as of December 31, 2004	—	(28,784)	430	(28,354)

Net loss for the year ended December 31, 2005	—	(3,957)	—	(3,957)
Foreign currency translation adjustments net of tax of $(31)	—	—	(50)	(50)

Balance as of December 31, 2005	$—	$(32,741)	$380	$(32,361)

The accompanying notes are an integral part of the consolidated financial statements.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Years Ended December 31, 2005, 2004 and 2003

(in thousands)

	2005	2004	2003
Cash flows from operating activities:
Net loss	$(3,957)	$(2,948)	$(2,112)
Adjustments to reconcile net loss to net cash provided by (used in) operating activities:
Depreciation	2,385	2,464	2,874
Amortization of debt issuance costs	731	732	1,193
Provision for deferred income taxes	(991)	50	1,172
Provision for doubtful accounts and notes receivable	154	179	47
Provision for inventories	272	284	125
Expense (income) from pension overfunding	314	(277)	(1,000)
(Gain) loss on the disposal of assets	(3)	14	(24)
Changes in assets and liabilities:
Accounts receivable	(7,705)	(12,617)	(3,913)
Inventories	(2,993)	(3,132)	(909)
Prepaid expenses and other assets	1,579	(1,306)	(2,260)
Accounts payable, accrued expenses, and other liabilities	21,627	8,335	9,295

Net cash provided by (used in) operating activities	11,413	(8,222)	4,488

Cash flows from investing activities:
Proceeds from the sale of assets	5	6	46
Purchase of property, plant and equipment	(1,651)	(1,524)	(763)

Net cash used by investing activities	(1,646)	(1,518)	(717)

Cash flows from financing activities:
Debt issuance costs	—	—	(2,087)
Borrowings on long-term debt	—	8,212	25,000
Repayments of long-term debt	(7,096)	(2,017)	(23,569)

Net cash (used in) provided by financing activities	(7,096)	6,195	(656)

Effect of exchange rates on cash	(50)	154	276

Net increase (decrease) in cash and cash equivalents	2,621	(3,391)	3,391
Cash and cash equivalents at beginning of period	0	3,391	0

Cash and cash equivalents at end of period	$2,621	$0	$3,391

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

(c) Revenue Recognition

Revenues earned through manufactured products are recognized when each of the following conditions have been met: an arrangement exists, delivery has occurred, there is a fixed price, and collectibility is reasonably assured. Revenues earned through engineering services are recognized on the percentage-of-completion method measured by comparing costs incurred to date with total estimated costs on each project. The lengths of the Company’s construction contracts vary, but are typically longer than one year. However, in accordance with industry practice, contract-related assets and liabilities are classified as current in the accompanying consolidated balance sheets. Contract costs include direct material and engineering costs along with indirect costs related to contract performance. Favorable adjustments to these cost estimates are made and recognized in income over the remaining contract period. Unfavorable adjustments are recorded as soon as they are apparent. Estimated losses on uncompleted contracts are provided in full within the period in which such losses are determinable. Management’s estimation process could have a material effect in the Engineering Services Segment revenues and the Company’s financial statements.

(d) Accounts Receivable

Credit evaluations of customers are ongoing and collateral, or other security is generally not required on accounts receivable. An allowance for doubtful accounts is maintained at a level management believes is sufficient to cover potential credit losses. Management determines the allowance for doubtful accounts by identifying troubled accounts and by using historical experience applied to an aging of accounts. Management also periodically evaluates individual customer receivables and considers a customer’s financial condition, credit history, and the current economic conditions. Accounts receivable are charged to the allowance for doubtful accounts when we have determined that the receivable will not be collected. Accounts receivable balances are determined to be delinquent when the amount is past due based on the contractual terms with the customer.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

(g) Goodwill

The excess of cost over fair value of the net assets acquired is reflected in the consolidated financial statements as goodwill. Goodwill is not amortized, but is subject to annual impairment tests, which the Company performs as of December 31st. If impairment exists, the amount of such impairment is calculated based on the difference between the carrying value and the estimated fair value of the asset.

(h) Income Taxes

Deferred income taxes are recognized for the tax consequences in future years of differences between the tax basis of assets and liabilities and their financial reporting amounts at December 31, 2005 and 2004 based on tax rates applicable to the periods in which the differences are expected to affect taxable earnings. Valuation allowances are established when necessary to reduce deferred tax assets to the amount expected to be realized.

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

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(k) Shipping Costs

The Company classifies shipping costs incurred to physically move product from the seller’s place of business to the buyer’s designated location as selling costs. Shipping costs were $898,000, $818,000 and $760,000 for the years ended December 31, 2005, 2004 and 2003 respectively.

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

(m) Adoption of Accounting Principles

In May 2003, the FASB issued SFAS No. 150, “Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity.” This statement establishes standards for how an issuer classifies and measures certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances). The Company implemented the provision of SFAS No. 150 effective January 1, 2004. Through the implementation of SFAS No. 150 the Company has classified its mandatorily redeemable preferred stock units and mandatorily redeemable preferred stock as liabilities, which are recorded at fair value. Compared to 2003 the effect of the adoption was to increase 2005 and 2004 net loss before income taxes by $927,000 for each of these two years as the corresponding dividend and dividend equivalent amounts accrued to holders are recorded as interest expense in 2005 and 2004. There was no cumulative effect upon the adoption of SFAS No. 150 and the 2003 consolidated financial statements were not restated in accordance with SFAS No. 150.

(n) Reclassification

Certain amounts in the 2004 and 2003 financial statements have been reclassified to conform to the 2005 presentation.

3.    Accounts Receivable

Accounts receivable consist of:

	December 31,
	2005	2004
	(in thousands)
Trade accounts	$16,370	$14,303

Construction contracts:
Billed	21,753	16,422
Costs and estimated earnings in excess of billings on Contracts	991	487
Retainage due upon completion of contracts	7,978	8,226

	30,722	25,135

Trade accounts and construction contracts	47,092	39,438

Other receivables	266	704

	47,358	40,142
Less allowance for doubtful accounts	621	642

	$46,737	$39,500

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Billings exceeded related costs and gross profit recognized on certain contracts by $23,766,000 and $10,830,000 as of December 31, 2005 and 2004, respectively. These amounts are classified as current liabilities in the accompanying consolidated balance sheets.

It is estimated that the majority of the retainage due upon completion of contracts at December 31, 2005 will be collected in 2006.

A significant portion of the Company’s business activity is concentrated within the coal mining industry. Accounts receivable at December 31, 2005 and 2004 from companies within the coal mining industry were $14,633,000 and $12,831,000, respectively.

4.    Inventories

Inventories consist of:

	December 31,
	2005	2004
	(in thousands)
Finished goods	$12,695	$12,354
Work-in-process	3,424	2,605
Raw materials	8,761	7,139

	24,880	22,098
Less excess and obsolete reserve	1,816	1,755

	$23,064	$20,343

5.    Property, Plant and Equipment

Property, plant and equipment, at cost, consist of:

	December 31,
	2005	2004
	(in thousands)
Land	$2,374	$2,325
Buildings and improvements	13,897	13,539
Machinery and equipment	29,792	28,949

	46,063	44,813
Less accumulated depreciation	27,791	25,805

	$18,272	$19,008

Depreciation expense for the years ended December 31, 2005, 2004 and 2003 was $2,385,000, $2,464,000 and $2,874,000, respectively.

6.    Other Assets

Other assets consist of:

	December 31,
	2005	2004
	(in thousands)
Financing costs	$1,456	$2,187
Other assets	1,678	2,874

	$3,134	$5,061

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

7.    Accounts Payable

Accounts payable consist of:

	December 31,
	2005	2004
	(in thousands)
Accounts payable—trade	$16,578	$15,112
Accounts payable—other	5,933	3,949
Billings on contracts in excess of costs and gross profit recognized	23,766	10,830

	$46,277	$29,891

8.    Accrued Expenses

Accrued expenses consist of:

	December 31,
	2005	2004
	(in thousands)
Accrued payroll and commissions	3,321	2,876
Other accruals	13,373	10,233

	$16,694	$13,109

9.    Income Taxes

The types of temporary differences between the tax basis of assets and liabilities and their financial reporting amounts that give rise to a significant portion of the deferred tax liability and deferred tax asset of which their approximate tax effect are as follows:

	December 31,
	2005	2004
	(in thousands)
Accounts receivable	$195	$195
Inventories	743	657
Accrued expenses	1,609	1,706
Redeemable preferred stock units	6,164	5,791
Net operating loss carry forward	3,186	3,550

Total deferred tax asset	11,897	11,899

Prepaid pension	(9,342)	(9,463)
Property plant & equipment	(383)	(558)
Other	(1,361)	(695)

Total deferred tax liability	(11,086)	(10,716)

Net deferred tax asset	$811	$1,183

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The components of the current deferred income tax asset, and long-term deferred income tax liability on the balance sheet are:

	December 31,
	2005	2004
	(in thousands)
Accounts receivable	$195	$195
Inventories	743	657
Accrued expenses	1,609	1,706

Current deferred income tax asset	2,547	2,558

Prepaid pension	(9,342)	(9,463)
Property plant & equipment	(383)	(558)
Net operating loss carry forward	3,186	3,550
Other	(1,361)	(695)
Redeemable preferred stock units	6,164	5,791

Long-term deferred income tax liability	(1,736)	(1,375)

Net deferred tax asset	$811	$1,183

The components of the provision (benefit) for income taxes are:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Current
Federal	$—	$—	$(1,329)
State	513	(160)	(168)
Foreign	563	84	23
Deferred
Federal	(1,023)	151	640
State	1	169	532
Foreign	31	(270)	—

	$85	$(26)	$(302)

The Company’s effective tax rates of -2%, 1%, and 13% for the years ended December 31, 2005, 2004 and 2003, respectively, differ from the statutory federal tax rate of 34% as follows:

	Years Ended December 31,
	2005	2004	2003
	(in thousands)
Income before income taxes	$(3,872)	$(2,974)	$(2,414)

Statutory federal income tax benefit	$(1,316)	$(1,011)	$(821)
State income tax benefit, net of federal benefit	(179)	(137)	(111)
Foreign operations	964	947	244
Non-deductible expenses	182	175	220
Other items	434	—	166

	$85	$(26)	$(302)

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The Company made cash payments for income taxes totalling $904,000, $187,000 and $174,000 during the years ended December 31, 2005, 2004 and 2003, respectively.

The Company had a loss before taxes of $1,087,000, $2,933,000 and $1,021,000 from foreign operations in 2005, 2004 and 2003, respectively.

During the fourth quarter of 2004, the Company recorded an adjustment of $947,000 which reduced the income tax benefit at December 31, 2004. The adjustment relates to a valuation allowance on the Company’s foreign operations and at December 31, 2004 was the only valuation allowance considered by the Company.

During the fourth quarter of 2005 the Company recorded a $448,000 foreign tax expense on foreign income. In addition in 2005 the Company recorded a valuation allowance of $401,000 related to foreign losses bringing the cumulative valuation allowance at December 31, 2005 to $1,248,000.

10.    Long-Term Debt

Long-term debt consists of:

	Interest Rate at December 31, 2005	Year of Maturity	December 31,
Type of Issue			2005	2004
			(in thousands)
Fixed rate:
Senior notes	11.00%	2007	$73,950	$73,950
Variable rate:
Term loan A		2008	5,125	6,250
Term loan B		2005	—	417
Term loan C		2008	15,000	15,000
Revolver loan		2008	2,695	8,212
Mortgage loan		2022	1,089	1,126

Total long-term debt			97,859	104,955
Less current maturities			1,237	1,575

Total non-current long-term debt			$96,622	$103,380

Annual principal payments on long-term debt at December 31, 2005 were as follows (in thousands):

	Senior Notes	Term Loans	Revolver Loan	Mortgage Loan	Total
2006	—	1,200	—	37	1,237
2007	$73,950	1,200	—	39	75,189
2008	—	17,725	$2,695	42	20,462
2009	—	—	—	45	45
2010	—	—	—	45	45
2011 and thereafter	—	—	—	881	881

	$73,950	$20,125	$2,695	$1,089	$97,859

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

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

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

On February 10, 2003, the Company and its subsidiaries entered into a Loan and Security Agreement to increase its borrowing capacity. Proceeds from the Loan and Security Agreement were used to repay and retire all amounts outstanding under the prior Bank Credit Agreement. The Loan and Security Agreement includes three term loans, Term Loan A, Term Loan B and Term Loan C, having original principal amounts of $7,500,000, $2,500,000 and $15,000,000, respectively. The Loan and Security Agreement also includes a revolver loan with a commitment amount of $27,500,000 subject to borrowing base and other restrictions, as well as restrictions under the Company’s Indenture. Term Loan B is paid in full. Term Loan A requires monthly principal payments of $100,000. Term C does not require current principal repayments and was due in full on February 10, 2006. The Company’s assets are pledged under the terms of the Loan and Security Agreement. The Loan and Security Agreement has a maturity date of February 10, 2008. The revolver loan accrues interest at the prime rate set by Wells Fargo’s principal office (“Prime Rate”), which was 7.25% at December 31, 2005, plus a margin of 1.00% per annum. The Term Loan A accrues interest at the Prime Rate plus a margin determined by a pricing grid, which was 2.0% at December 31, 2005. Term Loan C accrued interest at the Prime Rate plus 8.25% per annum as of December 31, 2005.

On January 31, 2006 the Loan and Security Agreement was amended to extend the maturity of Term Loan C from February 10, 2006 to February 10, 2008. In addition the amendment changed the per annum interest rate on Term Loan C to the three month Libor Rate plus a margin of 5.5%. There are no scheduled principal repayments on Term Loan C until the February 10, 2008 maturity date.

As of December 31, 2005 the Company had $3,312,000 in letters of credit outstanding.

In the year ended December 31, 2003 upon refinancing the remaining financing costs related to the prior Bank Credit Agreement of $488,000 were expensed.

The Loan and Security Agreement contains certain restrictive covenants, which, among other things, limit the amount of indebtedness, limit the payment of dividends and require the maintenance of certain financial ratios.

Along with scheduled principal repayments, the term loans require additional principal payments after the end of each year based on an excess cash flow calculation.

The Company made cash payments for interest totalling $12,400,000, $10,855,000 and $10,627,000, respectively, during 2005, 2004, and 2003.

The weighted average interest rate on current portion of the long term debt for 2005 was 15.0%.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Based upon the Company’s ability to obtain financing under similar terms, the estimated fair value of the Company’s long-term debt including the current portion was $93,422,000 and $94,502,000 at December 31, 2005 and December 31, 2004, respectively.

11.    Mandatorily Redeemable Preferred Stock Units

In exchange for amounts owed to certain officers, the Company granted to them mandatorily redeemable preferred stock units redeemable on December 31, 2007 with an aggregate principal value of $7,274,000 provided that, the Company’s obligation to make a redemption payment at such time is subject to the restrictions contained in the agreement governing the 11% senior notes due 2007 and the Loan and Security Agreement dated as of February 10, 2003.

The Company had accrued dividend equivalent amounts equal to $8,924,000 and $8,197,000 at December 31, 2005 and 2004, respectively. The mandatorily redeemable preferred stock units accrue at 10% per annum. Principal and accrued dividend equivalent amounts were $16,198,000 and $15,471,000 at December 31, 2005 and 2004, respectively, and will be paid in tandem with the Company’s redeemable preferred stock dividend and redemption payments. The Company recorded $727,000 and $728,000 of interest expense related to this dividend accrual in the years ended December 31, 2005 and 2004, respectively.

12.    Mandatorily Redeemable Preferred Stock

The Company has 550,000 shares of $1.00 par value mandatorily redeemable preferred stock authorized with 19,952 shares issued and outstanding at December 31, 2005. The mandatorily redeemable preferred stock is mandatorily redeemable at $100 per share totalling $1,995,000 for all shares currently outstanding, plus all accrued and unpaid dividends thereon on December 31, 2007 or upon the occurrence of a qualified public offering or other sale of the Company.

The mandatorily redeemable preferred stock has a preferential liquidation value of $100 per share and accrues cumulative preferred dividends at 10% per annum of the liquidation value. Dividends accrue cumulatively at a rate of 10% per annum. Mandatorily redeemable preferred stock has no voting rights.

The Company had accrued dividends of $2,448,000 and $2,248,000 as of December 31, 2005 and 2004, respectively. The Company recorded $200,000 and $199,000 of interest expense related to this dividend accrual in the years ended December 31, 2005 and 2004, respectively.

13.    Pension and Profit Sharing Plans

The Company has a noncontributory defined benefit plan which is open to all eligible, full-time, nonunion, domestic employees and is salary related and integrated with Social Security. The Company’s funding policy for the plan is to fund the minimum annual contribution required by applicable regulations. The Company does not anticipate any contributions to the Plan in 2006.

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

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

The following information for the years ended December 31, 2005 and 2004 has been obtained from the actuarial computation using measurement dates of September 30, 2005 and 2004, respectively.

The change in the benefit obligation for the defined benefit plan is as follows for the years ended December 31:

	2005	2004
	(in thousands)
Projected benefit obligation at beginning of year	$27,987	$26,652
Service cost—benefits earned during the period	888	1,011
Interest cost on projected benefit obligation	1,446	1,371
Amendments	705	755
Actuarial losses	2,156	135
Benefit payments	(2,141)	(1,565)
Settlements	(398)	(372)

Projected benefit obligation at end of year	$30,643	$27,987

The change in plan assets is as follows for the years ended December 31:

	2005	2004
	(in thousands)
Fair value of plan assets at beginning of year	$36,345	$34,148
Actual return on plan assets	4,551	3,762
Benefit payments	(2,141)	(1,565)

Fair value of plan assets at end of year	$38,755	$36,345

	2005	2004
	(in thousands)
Plan assets in excess of projected benefit obligations	$8,113	$8,359
Unrecognized amounts:
Prior service cost	1,966	1,413
Net gain	13,544	14,451

Prepaid pension cost	$23,623	$24,223

Prepaid pension cost at December 31, 2005 and 2004, was $24,190,000 and $24,504,000, respectively. Pension costs included in other liabilities at December 31, 2005 and 2004 was $567,000 and $281,000, respectively.

At December 31, 2005 and 2004, respectively, the Company’s SERP projected benefit obligation of $567,000 and $281,000 was not funded. These amounts also represent the accumulated benefit obligation at the respective dates.

In 2004 the Company changed its accounting for unrecognized gains and losses related to the SERP plan. The Company is now recognizing gains and losses on this plan as they occur. The Company recognized $324,000 in income in 2004 related to this change.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

Weighted average assumptions as of December 31:

	2005	2004
Discount rate on projected benefit obligation	5.00%	5.25%
Long term rate of return on assets	7.50	7.50
Rate of compensation increase	4.75	4.75
Discount rate on net benefit cost	5.25	5.25

Components of net periodic pension expense (benefit) are as follows for the years ended December 31:

	2005	2004	2003
	(in thousands)
Service cost—benefits earned during the period	$888	$1,011	$1,093
Interest cost on projected benefit obligation	1,446	1,370	1,239
Expected return on assets	(2,877)	(2,980)	(3,327)
Net amortization of prior service cost	152	(22)	(76)
Net amortization of prior losses	1,388	75	29

Net periodic pension expense (benefit)	997	(546)	(1,042)
Settlement cost	(397)	(802)	—

Total benefit cost	$600	$(1,348)	$(1,042)

The accumulated benefit obligation for all pension plans as of the 2005 and 2004 measurement dates was $26,997,000 and $23,868,000, respectively.

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

The following pension benefit payments, which reflect expected future service, as appropriate, are expected to be paid in the following fiscal years (in thousands):

2006	$1,235
2007	1,282
2008	1,323
2009	1,413
2010	1,516
2011 – 2015	8,982

In addition the Company makes contributions to a union-administered pension plan for certain employees who do not participate in the Company’s pension plan. The Company’s aggregate expense for this plan for the years ended December 31, 2005, 2004 and 2003 was $47,000, $45,000 and $29,000, respectively.

The Company has a combined 401(k) employee savings and profit sharing plan for all eligible, full time non-union employees. Contributions to the plan are based upon management’s discretion. The Company’s aggregate expense for these plans for the years ended December 31, 2005, 2004 and 2003 was $1,491,000, $815,000 and $493,000, respectively.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

In addition the Company established during 1995 a non-qualified profit sharing plan for certain employees whose 401(k) benefits were also limited to the Omnibus Budget Reconciliation Act of 1993, ERISA and GATT. The Company’s benefit for this plan in 2005 was $140,000, the plan had an expense of $72,000 in 2004 and an expense of $43,000 in 2003.

14.    Leases

The Company has entered into noncancellable operating leases, primarily for office space, vehicles and equipment, that have initial or remaining terms of more than one year.

Future minimum annual rental expenditures are as follows:

Year	(in thousands)
2006	$2,312
2007	1,728
2008	1,172
2009	1,036
2010	1,013
2011 and thereafter	2,958

$10,219

Rental expense for the twelve months ended December 31, 2005, 2004 and 2003 was $2,444,000, $2,444,000 and $1,934,000, respectively.

15.    Related Party Transactions

At December 31, 2005 and 2004, the Company had the following outstanding notes receivable and note payable with related parties:

(I) Two notes receivable from a limited partnership owned by an officer with principal due on each in the amount of $1,000,000 in December, 2007. Prepayment is required if the value to be paid under the mandatorily redeemable preferred stock units at the time of payment is less than the aggregate amount of the principal and interest outstanding. Interest accrues at 5.35% and 6.31%, respectively, and is payable at the earlier of prepayment or maturity. Interest earned for the years ended December 31, 2005, 2004 and 2003 was $193,000, $182,000 and $173,000, respectively.

(II) Notes receivable from certain officers in the total principal amount of $1,033,000, $600,000 and $4,200,000 due in December, 2007. Prepayment is required on one note for $3,200,000 if the value to be paid under the mandatorily redeemable preferred stock units at the time of payment is less than the aggregate amount of the principal and interest outstanding. Interest accrues at 6.42%, 6.31% and 5.37%, respectively, per annum. Interest earned was $463,000, $438,000, and $414,000, respectively, for the years ended December 31, 2005, 2004 and 2003.

(III) Subject to an offset agreement, notes receivable and a note payable in the amount of $1,603,000 with a limited partnership owned by an officer. These notes accrue interest at 5.35% annually. All notes and accrued interest thereon are due in December, 2007.

(IV) Cumulative unpaid interest on the notes receivable discussed above at December 31, 2005, 2004 and 2003 was $4,298,000, $3,642,000, and $3,022,000, respectively.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

16.    Contingencies

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

The Company is subject to a variety of foreign, federal, state and local governmental regulations related to the storage, use, discharge and disposal of toxic, volatile or otherwise hazardous materials used in its manufacturing processes. The Company has not historically incurred any material adverse effect on its business, financial condition, results of operations or cash flow as a result of the Company’s compliance with U.S. federal, state, provincial, local or foreign environmental laws or regulations or remediation costs. Some risk of environmental liability and other costs is inherent, however, in the nature of the businesses conducted by the Manufactured Products Segment, which have been in operation for an average of over 43 years and have performed little invasive testing at their sites. In addition, businesses previously operated by the Company have been sold. There can be no assurance that future identification of contamination at its current or former sites or at third party-owned sites where waste generated by the Company has been disposed of would not have a material adverse effect on the Company’s business, results of operations, financial condition or debt service capability. Any failure by the Company to obtain required permits for, or adequately restrict the discharge of, hazardous substances under present or future regulations could subject the Company to substantial liability. Such liability could have a material adverse effect on the Company’s business, financial condition, results of operations and debt service capability.

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

	2005	2004	2003
	(In thousands)
Net sales to external customers:
Manufactured Products	$128,262	$108,401	$88,411
Engineering Services	85,521	99,714	56,134

Total net sales to external customers	$213,783	$208,115	$144,545

Net sales to internal customers:
Manufactured Products	$6,496	$7,214	$3,737
Engineering Services	879	389	114

Total net sales to internal customers	$7,375	$7,603	$3,851

Total net sales:
Manufactured Products	$134,758	$115,615	$92,148
Engineering Services	86,400	100,103	56,248

Total net sales	221,158	215,718	148,396
Elimination of net sales to internal customers	7,375	7,603	3,851

Total consolidated net sales	$213,783	$208,115	$144,545

Earnings before interest and taxes:
Manufactured Products	$18,590	$15,786	$13,796
Engineering Services	(2,910)	(1,488)	11

Total segment earnings before interest and taxes	15,680	14,298	13,807
Interest income	723	734	657
Interest expense	(12,414)	(11,871)	(10,632)
Corporate expenses before interest and taxes	(7,861)	(6,135)	(6,246)

Consolidated loss before income taxes	$(3,872)	$(2,974)	$(2,414)

Sales within the Engineering Services Segment are project oriented and therefore there is no reliance on an individual customer relationship for future sales. Sales to one customer in the Engineering Services Segment were approximately $10,200,000 and $41,700,000 for the years ended December 31, 2005 and 2004, respectively.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	2005	2004	2003
	(in thousands)
Capital expenditures:
Manufactured Products	$1,416	$1,315	$638
Engineering Services	230	209	125

Total segment capital expenditures	1,646	1,524	763
Corporate	5	—	—

Total capital expenditures	$1,651	$1,524	$763

Depreciation:
Manufactured Products	$2,058	$2,170	$2,511
Engineering Services	163	122	124

Total segment depreciation	2,221	2,292	2,635
Corporate	164	172	239

Total depreciation	$2,385	$2,464	$2,874

Assets:
Manufactured Products	$70,114	$65,768
Engineering Services	34,243	27,186

Total segment assets	104,357	92,954
Corporate and other	48,031	49,133

Total assets	$152,388	$142,087

Goodwill of $18,483,000 is allocated to the Manufactured Products segment and $512,000 to the Engineering Services Segment at December 31, 2005 and 2004.

The following is sales information by geographic area for the years ended December 31:

	2005	2004	2003
	(in thousands)
United States	$166,833	$171,134	$124,758
Foreign	46,950	36,981	19,787

	$213,783	$208,115	$144,545

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

	December 31, 2005
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$10,067	$65,599	—	$75,666
Noncurrent assets	30,801	50,854	($4,933)	76,722

Total assets	$40,868	$116,453	($4,933)	$152,388

Current liabilities	$7,587	$56,621	—	$64,208
Total liabilities	$70,795	$113,954	—	$184,749

	December 31, 2004
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$10,302	$52,742	—	$63,044
Noncurrent assets	52,745	41,545	($15,247)	79,043

Total assets	$63,047	$94,287	($15,247)	$142,087

Current liabilities	$9,152	$35,423	—	$44,575
Total liabilities	$88,969	$81,472	—	$170,441

	Year ended December 31, 2005
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$36,548	$181,350	($4,115)	$213,783
Gross profit	12,701	26,967	—	39,668
(Loss) income before income tax	(3,872)	7,670	(7,670)	(3,872)
Net (loss) income	(3,957)	3,046	(3,046)	(3,957)
Cash provided by operating activities	7,228	4,185	—	11,413
Cash used in investing activities	(169)	(1,477)	—	(1,646)
Cash used in financing activities	(7,059)	(37)	—	(7,096)
Effect of exchange rates on cash	—	(50)	—	(50)

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

	Year ended December 31, 2004
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$34,604	$175,930	($2,419)	$208,115
Gross profit	11,856	22,960	—	34,816
(Loss) income before income tax	(2,974)	7,004	(7,004)	(2,974)
Net (loss) income	(2,948)	2,273	(2,273)	(2,948)
Cash (used in) provided by operating activities	(9,347)	1,125	—	(8,222)
Cash used in investing activities	(256)	(1,262)	—	(1,518)
Cash provided by (used in) financing activities	6,212	(17)	—	6,195
Effect of exchange rates on cash	—	154	—	154

	Year ended December 31, 2003
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$30,255	$115,572	($1,282)	$144,545
Gross profit	11,741	20,748	—	32,489
(Loss) income before income tax	(2,414)	6,122	(6,122)	(2,414)
Net (loss) income	(2,112)	4,364	(4,364)	(2,112)
Cash provided by operating activities	4,105	383	—	4,488
Cash used in investing activities	(94)	(623)	—	(717)
Cash provided by financing activities	(620)	(36)	—	(656)

The direct and non-direct, non-guarantor subsidiaries, in terms of assets, equity, income, and cash flows, on an individual and combined basis are inconsequential.

Separate financial statements of the Guarantors are not presented because management has determined that these would not be material to investors.

19.    Selected Quarterly Data (unaudited) (in thousands):

	Quarter ended December 31, 2005	Quarter ended September 30, 2005	Quarter ended June 30, 2005	Quarter ended March 31, 2005
Net sales	$60,512	$55,690	$51,147	$46,434
Gross profit	11,096	8,851	10,707	9,014
Net loss	(1,179)	(1,458)	(340)	(980)

	Quarter ended December 31, 2004	Quarter ended September 30, 2004	Quarter ended June 30, 2004	Quarter ended March 31, 2004
Net sales	$52,900	$51,991	$50,828	$52,396
Gross profit	7,980	8,605	8,932	9,299
Net (loss) income	(1,826)	(698)	(426)	2

ITEM 9.	CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

None

ITEM 9A.	CONTROLS AND PROCEDURES

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

ITEM 9B.	OTHER INFORMATION

None

PART III

ITEM 10.	DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

The following table sets forth information regarding the directors and executive officers of the Company:

Name	Age	Position with the Company	Director Since
Fred C. Schulte	59	Chairman of the Board, Chief Executive Officer and Director	1988

Charles D. Hall	67	President, Chief Operating Officer and Director	1993

Wayne J. Conner	53	Vice President, Treasurer, Chief Financial Officer and Director	1993

Lynn C. Batory	47	Vice President, Controller and Secretary

David Hall	46	Vice President of Manufacturing

Mort Maurer	89	Director	1998

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

David Hall is Vice President of Manufacturing. Mr. Hall joined the Company in 1995, and has been in his present position since 1998. He is currently responsible for the operations of the Manufactured Products Segment. From 1984 to 1995, Mr. Hall was employed by Consolidated Industries of Lafayette, Indiana where he served in various positions of increasing responsibility including Assistant Controller, Controller, Vice President of Finance and Administration and, beginning in 1994, General Manager. Mr. Hall has a Bachelor of Science degree in Accounting from Butler University. David Hall is the son of Charles D. Hall, President, Chief Operating Officer and a director of the Company.

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

Name and Principal Position	Year	Salary	Bonus	All Other Annual Compensation
Fred C. Schulte	2005	$448,964	$146,265	$92,304
Chairman and Chief Executive Officer	2004	427,584	151,920	126,563
	2003	407,223	154,350	114,829

Charles D. Hall	2005	404,067	146,265	70,468
President and Chief Operating Officer	2004	384,826	151,920	97,046
	2003	366,501	154,350	88,331

Wayne J. Conner	2005	233,462	146,265	71,238
Vice President, Treasurer and Chief Financial	2004	222,345	151,920	55,243
Officer	2003	211,756	154,350	60,697

Lynn C. Batory	2005	149,213	98,516	25,585
Vice President, Controller and Secretary	2004	142,403	88,007	26,590
	2003	136,869	88,007	17,049

David Hall	2005	149,213	98,516	24,781
Vice President of Manufacturing	2004	142,403	88,007	23,884
	2003	136,869	88,007	13,410

All other annual compensation reflects employer contributions to the Company’s Profit Sharing Plan (as defined) and Supplemental Employee Retirement Plan (as defined), auto, membership, professional fee and travel and medical benefits and the value of term life and disability insurance premiums.

Profit Sharing Plan

The Company maintains the Elgin National Industries, Inc. Master Savings & Profit Sharing Plan (the “Profit Sharing Plan”). Generally, all non-union, domestic employees of the Company who have completed one year of service are eligible to participate in the Profit Sharing Plan. For any plan year, the Company may make a discretionary contribution to the Profit Sharing Plan, which is allocated to participants who have completed 1,000 hours of service during the year and who are employed on the last day of the year based on their compensation for that year. Participants vest in their account balances ratably over five years (in 20 percent increments). Generally, distributions from the Profit Sharing Plan are made following termination of employment.

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

Pension Plan Table (a)

	Years of Service
Remuneration (b)	15	20	25	30	35
$200,000	$19,761	$26,348	$32,935	$39,522	$46,109
$225,000	22,573	30,098	37,622	45,147	52,671
$250,000	25,386	33,848	42,310	50,772	59,234
$300,000	31,011	41,348	51,685	62,022	72,359
$350,000	36,636	48,848	61,060	73,272	85,484
$400,000	42,261	56,348	70,435	84,522	98,609
$450,000	47,886	63,848	79,810	95,772	111,734
$500,000	53,511	71,348	89,185	107,022	124,859
$550,000	59,136	78,848	98,560	118,272	137,984
$600,000	64,761	86,348	107,935	129,522	151,109

(a)	The above table illustrates the estimated annual retirement benefits payable to Pension Plan and Supplemental Employee Retirement Plan participants commencing at age 65 in the form of a single life annuity, not subject to deduction for social security or other offsets. The above information is based on the current pension formula for various levels of compensation and years of service.

(b)	A participant’s pension benefit is generally based on a percentage of his salary and bonus for the highest five years of his employment and his years of credited service. The compensation taken into account under the Pension Plan for 2003 was limited to $200,000 in accordance with Internal Revenue Code rules and such limitation may be adjusted periodically in the future in accordance with Section 401(a)(17) of the Code. Remuneration in the above table is represented as the highest consecutive five-year average salary. The above table does not reflect the current compensation limitation under Code Section 401(a)(17) for qualified pension plans, because the Supplemental Employee Retirement Plan provides benefits for compensation above the limitation. Credited service under the Pension Plan as of January 1, 2005 for the named executive officers is as follows: Mr. Schulte, 16 years; Mr. C. Hall, 32 years; Mr. Conner, 16 years; Ms. Batory 16 years; and Mr. D. Hall, 10 years.

Employment and Non-Competition Agreements

The Company and each of Messrs. Schulte, C. Hall and Conner entered into employment and non-competition agreements, with an initial term beginning on November 5, 1997, and ending on the fifth anniversary thereof (the “Employment Agreements”). The term of the Employment Agreements is subject to annual renewal after the initial term unless one party gives written notice of non-renewal to the other party at least 180 days prior to the then current expiration date. The terms of the new employment contracts relating to base salary and related increases and annual bonuses are substantially similar to the terms of the employment agreements negotiated between Senior Management and the Selling Stockholders that were in effect prior to the Recapitalization Transactions. Under the terms of the Employment Agreements, Mr. Schulte serves as the Chief Executive Officer and received a base salary of $448,964 for 2005, and will receive annual increases beginning in 2005 equal to the greater of the change in the applicable consumer price index or 5% per annum; Mr. C. Hall serves as the President and Chief Operating Officer and received a base salary of $404,067 for 2005, and will receive annual increases beginning in 2005 equal to the greater of the change in the applicable consumer price index or 5% per annum; and Mr. Conner serves as the Chief Financial Officer and received a base salary of $233,462 for 2005, and will receive annual increases beginning in 2005 equal to the greater of the change in the applicable consumer price index or 5% per annum. Each of the executive officers is entitled to an annual bonus for 2004 and later years of 1.5% of the Company’s consolidated earnings before interest expense, taxes, amortization and the employment agreement bonuses described in this paragraph, subject to certain adjustments. The Employment Agreements contain a confidentiality covenant and a non-competition covenant that generally applies during the term of employment and for a period of 3 years thereafter.

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

Audit Fees:

The aggregate fees billed by our independent public accountants, McGladrey & Pullen, LLP, for professional services rendered in connection to the audit of our annual financial statements and review of our interim financial statements including our quarterly reports on Form 10-Q for the fiscal year ended December 31, 2005 were approximately $231,000.

McGladrey & Pullen LLP performed audit services totaling $177,000 during the period covering the fiscal year ended December 31, 2004.

Tax Fees:

RSM McGladrey, Inc performed tax services totaling $14,000 during the fiscal year ended December 31, 2005.

RSM McGladrey, Inc. performed tax services totaling $9,000 during the period covering the fiscal year ended December 31, 2004.

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

(b)	Financial Statement Schedule

Schedule II Valuation and Qualifying Accounts.	51

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

Report of Independent Registered Public Accounting Firm

On the Supplementary Schedule

To the Board of Directors

Elgin National Industries, Inc. and Subsidiaries

Downers Grove, Illinois

Our Audit of the consolidated financial statements of Elgin National Industries, Inc. and Subsidiaries included Schedule II, contained herein, for the years ended December 31, 2005 and 2004. Such schedule is presented for purposes of complying with the Securities and Exchange Commission’s rule and is not a required part of the basic consolidated financial statements. In our opinion, such schedule presents fairly the information set forth therein, in conformity with accounting principles generally accepted in the United States of America.

/s/    McGladrey & Pullen LLP

Schaumburg, Illinois

February 17, 2006

SCHEDULE II

ELGIN NATIONAL INDUSTRIES, INC.

VALUATION AND QUALIFYING ACCOUNTS

(in thousands)

Description	Balance at Beginning of Period	Additions Charged to Costs and Expenses	Deductions	Balance at End of Period
Allowance for doubtful accounts:
Year ended December 31, 2003	$845	$47	$222	$670
Year ended December 31, 2004	670	179	207	642
Year ended December 31, 2005	642	154	175	621
Reserve for inventories:
Year ended December 31, 2003	1,520	125	103	1,542
Year ended December 31, 2004	1,542	284	71	1,755
Year ended December 31, 2005	1,755	272	211	1,816

C.	Exhibits

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
(Duly Authorized Officer and Principal Financial Officer)

Dated: March 30, 2005

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized, on March 30, 2004.

ELGIN NATIONAL INDUSTRIES, INC.

By	/s/ WAYNE J. CONNER
Name:	Wayne J. Conner
Title:	Vice President, Treasurer and CFO
(Duly Authorized Officer and Principal Financial Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this Report has been signed below by the following persons on behalf of the registrant and on the dates indicated.

Signature	Title	Date

/s/ FRED C. SCHULTE Fred C. Schulte	Chairman of the Board, Chief Executive Officer and Director	March 30, 2006

/s/ CHARLES D. HALL Charles D. Hall	President, Chief Operating Officer and Director	March 30, 2006

/s/ WAYNE J. CONNER Wayne J. Conner	Vice President, Treasurer, Chief Financial Officer and Director	March 30, 2006

/s/ LYNN C. BATORY Lynn C. Batory	Vice President, Controller and Secretary	March 30, 2006

/s/ DAVID HALL David Hall	Vice President of Manufacturing	March 30, 2006

INDEX TO EXHIBITS

Exhibit Number	Document Description	Footnote Reference
3.1	Certificate of Incorporation of Elgin National Industries, Inc.	(3)

3.2	Bylaws of Elgin National Industries, Inc.	(3)

4.1	Indenture dated November 5, 1997, between Elgin National Industries, Inc., subsidiaries and Norwest Bank Minnesota, as Trustee.	(2)

4.2	Form of 11% Senior Note due 2007 (included in Exhibit 4.1).	(2)

4.3	Registration Rights Agreement dated November 5, 1997, by and among Elgin National Industries, Inc., certain of its subsidiaries, and BancAmerica Robertson Stephens and CIBC Wood Gundy Securities Corp.	(3)

4.4	Form of Subsidiary Guaranty (included in Exhibit 4.1).	(2)

10.1	Credit Agreement dated as of September 24, 1993, as Amended and Restated as of November 5, 1997, by and among Elgin National Industries, Inc., various financial institutions, and Bank of America National Trust and Savings Association, individually and as agent.	(2)

10.2	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Fred C. Schulte.*	(2)

10.3	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Charles D. Hall.*	(2)

10.4	Employment and Non-Competition Agreement dated as of November 5, 1997, between Elgin National Industries, Inc. and Wayne J. Conner.*	(2)

10.5	The Elgin National Industries, Inc. Supplemental Retirement Plan dated as of 1995, and effective January 1, 1995.*	(3)

10.6	Loan and Security Agreement, dated February 10, 2003 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, Arranger and administrative agent and Ableco Finance LLC, as lender.	(4)

10.7	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Charles D. Hall.	(5)

10.8	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Fred C. Schulte.	(5)

10.9	Amendment to Employment and Non-Competition Agreement dated as of January 29, 2003, between Elgin National Industries, Inc. and Wayne J. Conner.	(5)

10.10	First Amendment to Loan and Security Agreement, dated February 19, 2004 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, Arranger and administrative agent and Ableco Finance LLC, as lender.	(6)

10.11	Second Amendment to Loan and Security Agreement, dated June 30, 2004 and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, As lender, arranger and administrative agent, and Ableco Finance LLC, as lender.	(7)

10.12	Waiver, Consent and Agreement, dated March 31, 2005 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, arranger and administrative agent and Ableco Finance LLC, as lender.	(8)

Exhibit Number	Document Description	Footnote Reference

10.13	Extension Letter, dated April 15, 2005 by and among Elgin National Industries, Inc. and each of its subsidiaries and Foothill Capital Corporation, as lender, arranger and administrative agent and Ableco Finance LLC, as lender.	(8)

10.14	Third Amendment to Loan and Security Agreement, dated January 31, 2005 and among Elgin National Industries, Inc. and each of its subsidiaries and Wells Fargo Foothill, Inc. As lender, arranger and administrative agent, and Mast Credit Opportunities I, (Master), LTD., as lender.	(9)

21	Subsidiaries of Elgin National Industries, Inc.	(2)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

(1)	Filed within
(2)	Incorporated by reference to Pre-Effective Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on December 30, 1997.
(3)	Incorporated by reference to Pre-Effective Amendment No. 1 to Form S-4 Registration Statement of the Company (File No. 333-43523) filed with the Commission on January 23, 1998.
(4)	Incorporated by reference to Form 8-K of the Company (File No. 001-05771) filed with the Commission on February 18, 2003.
(5)	Incorporated by reference to Form 10-K of the Company (File No. 001-05771) filed with the Commission on March 27, 2003
(6)	Incorporated by reference to Form 10-K of the Company (File No. 001-05771) filed with the Commission on March 27, 2004
(7)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission On August 13, 2004
(8)	Incorporated by reference to Form 10-Q of the Company (File No. 001-05771) filed with the Commission May 13, 2005
(9)	Incorporated by reference to Form 8-K of the Company (File No. 001-05771) filed with the Commission on February 2, 2006
*	Management contract or compensatory plan or arrangement.