Form 10-Q
period 2006-03-31
ELGIN NATIONAL INDUSTRIES INC
filed 2006-05-08
CIK 32346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-43523

Elgin National Industries, Inc.

(Exact name of registrant as specified in its charter)

Delaware	36-3908410
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

2001 Butterfield Road, Suite 1020 Downers Grove, Illinois 60515-1050	60515-1050
(Address of principal executive offices)	(Zip Code)

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

Large accelerated filer ☐        Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the last practicable date.

Class A common stock	6,408.3 shares outstanding as of May 8, 2006

ELGIN NATIONAL INDUSTRIES, INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(Unaudited)

	March 31, 2006	December 31, 2005
ASSETS
Current assets:
Cash and equivalents	$7,104	$2,621
Accounts receivable, net	56,777	46,737
Inventories, net	24,041	23,064
Prepaid expenses and other assets	2,954	697
Deferred income taxes	2,547	2,547

Total current assets	93,423	75,666
Property, plant and equipment, net	18,107	18,272
Loans receivable from related parties	12,304	12,131
Prepaid pension cost	23,998	24,190
Other assets	3,088	3,134
Goodwill	18,995	18,995

Total assets	$169,915	$152,388

LIABILITIES AND COMMON STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$1,233	$1,237
Accounts payable	58,855	46,277
Accrued expenses	16,668	16,694

Total current liabilities	76,756	64,208
Long-term debt less current portion	99,609	96,622
Mandatorily redeemable preferred stock units	16,380	16,198
Mandatorily redeemable preferred stock	4,493	4,443
Other liabilities	1,529	1,542
Deferred income taxes	2,441	1,736

Total liabilities	201,208	184,749

Common stockholder’s deficit:
Common stock, Class A par value $.01 per share; authorized 23,678 shares; 6,408 issued and outstanding as of March 31, 2006 and December 31, 2005	—	—
Retained deficit	(31,666)	(32,741)
Accumulated other comprehensive income	373	380

Total common stockholder’s deficit	(31,293)	(32,361)

Total liabilities and stockholder’s deficit	$169,915	$152,388

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

For the Three Months Ended March 31, 2006 and 2005

(in thousands)

(Unaudited)

	2006	2005
Net sales	$66,156	$46,434
Cost of sales	53,500	37,420

Gross profit	12,656	9,014
Selling, general and administrative expenses	7,922	7,504

Operating income	4,734	1,510
Other expenses (income)
Interest income	(194)	(170)
Interest expense	2,963	3,089

Income (loss) before income taxes	1,965	(1,409)
Provision (benefit) for income taxes	890	(429)

Net income (loss)	$1,075	$(980)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S DEFICIT

For the Three Months Ended March 31, 2006

(in thousands except share data)

(Unaudited)

	Common Stock	Retained (Deficit)	Accumulated Other Comprehensive Income	Total Stockholder’s Deficit
Balance as of December 31, 2005	$—	$(32,741)	$380	$(32,361)
Net income for the three months ended March 31, 2006	—	1,075	—	1,075
Foreign currency translation adjustments net of tax of $(5)	—	—	(7)	(7)

Balance as of March 31, 2006	$—	$(31,666)	$373	$(31,293)

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Three Months Ended March 31, 2006 and 2005

(in thousands)

(Unaudited)

	2006	2005
Net cash provided by operating activities	$2,110	$485

Cash flows from investing activities:
Purchase of property, plant and equipment	(441)	(206)

Net cash used by investing activities	(441)	(206)

Cash flows from financing activities:
Finance costs	(162)	—
Borrowings on long-term debt	3,293	870
Repayments of long-term debt	(310)	(309)

Net cash provided by financing activities	2,821	561

Effect of exchange rates on cash	(7)	(45)

Net increase in cash	4,483	795

Cash and cash equivalents at beginning of period	2,621	0

Cash and cash equivalents at end of period	$7,104	$795

The accompanying notes are an integral part of the condensed consolidated financial statements

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Report Preparation

The accompanying consolidated financial statements, which have not been audited by independent certified public accountants, were prepared in conformity with accounting principles generally accepted in the United States and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company’s December 31, 2005 Form 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first three months of 2006 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company’s consolidated financial statements included in the annual report on Form 10-K.

2.	Accounts receivable

Accounts receivable consist of:

	March 31, 2006	December 31, 2005
	(in thousands)
Trade accounts	$19,101	$16,370

Construction contracts:
Billed	26,482	21,753
Costs and estimated earnings in excess of billings on Contracts	1,748	991
Retainage due upon completion of contracts	9,758	7,978

	37,988	30,722

Trade accounts and construction contracts	57,089	47,092

Other receivables	296	266

	57,385	47,358
Less allowance for doubtful accounts	608	621

	$56,777	$46,737

3.	Inventories

Inventories consist of:

	March 31, 2006	December 31, 2005
	(in thousands)
Finished goods	$13,285	$12,695
Work-in-process	3,806	3,424
Raw materials	8,848	8,761

	25,939	24,880
Less excess and obsolete reserve	1,898	1,816

	$24,041	$23,064

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Comprehensive income (loss)

Total comprehensive income (loss) and its components, net of related tax are as follows for the three months ended:

	March 31, 2006	March 31, 2005
	(in thousands)
Net income (loss)	$1,075	$(980)
Foreign currency translation	(7)	(45)

	$1,068	$(1,025)

The components of accumulated other comprehensive income, net of related tax consists of foreign currency translation of $373,000 and $380,000 as of March 31, 2006 and December 31, 2005, respectively.

5.	Components of Net Periodic Pension Cost

	March 31, 2006	March 31, 2005
	(in thousands)
Service cost	$178	$217
Interest cost	307	358
Expected return on assets	(573)	(719)
Net amortization of prior service costs	44	38
Net amortization of prior loss	236	8

Net periodic pension cost	$192	$(98)

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Segment Information

The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company’s method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by segment is presented below for the three months ended March 31:

	2006	2005
	(In thousands)
Net sales to external customers:
Manufactured Products	$34,723	$28,524
Engineering Services	31,433	17,910

Total net sales to external customers	$66,156	$46,434

Net sales to internal customers:
Manufactured Products	$2,834	$1,479
Engineering Services	552	639

Total net sales to internal customers	$3,386	$2,118

Net sales:
Manufactured Products	$37,557	$30,003
Engineering Services	31,985	18,549

Total net sales	69,542	48,552
Elimination of net sales to internal customers	3,386	2,118

Total consolidated net sales	$66,156	$46,434

Earnings (loss) before corporate expenses, interest, and income taxes:
Manufactured Products	$5,319	$3,899
Engineering Services	1,244	(736)

Total segment earnings	6,563	3,163
Corporate expenses	(1,829)	(1,653)
Interest income	194	170
Interest expense	(2,963)	(3,089)

Consolidated income (loss) before income taxes	$1,965	$(1,409)

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Subsidiary Guarantors

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

	March 31, 2006
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$12,950	$80,473	—	$93,423
Noncurrent assets	34,696	49,212	($7,416)	76,492

Total assets	$47,646	$129,685	($7,416)	$169,915

Current liabilities	$9,367	$67,389	—	$76,756
Total liabilities	$76,505	$124,703	—	$201,208

	December 31, 2005
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$10,067	$65,599	—	$75,666
Noncurrent assets	30,801	50,854	($4,933)	76,722

Total assets	$40,868	$116,453	($4,933)	$152,388

Current liabilities	$7,587	$56,621	—	$64,208
Total liabilities	$70,795	$113,954	—	$184,749

	Three months ended March 31, 2006
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$10,038	$57,767	($1,649)	$66,156
Gross profit	3,429	9,227	—	12,656
Income before income tax	1,965	4,369	(4,369)	1,965
Net income	1,075	1,723	(1,723)	1,075
Cash (used in) provided by operating activities	(2,787)	4,897	—	2,110
Cash used in investing activities	(44)	(397)	—	(441)
Cash provided by (used in) financing activities	2,831	(10)	—	2,821
Effect of exchange rate on cash	—	(7)	—	(7)

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Three months ended March 31, 2005
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$8,892	$38,313	($771)	$46,434
Gross profit	2,874	6,140	—	9,014
(Loss) income before income tax	(1,409)	1,450	(1,450)	(1,409)
Net (loss) income	(980)	769	(769)	(980)
Cash provided by operating activities	401	84	—	485
Cash used in investing activities	(175)	(31)	—	(206)
Cash provided by (used in) financing activities	569	(8)	—	561
Effect of exchange rate on cash	—	(45)	—	(45)

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

Certain amounts in the 2005 financial statements have been reclassified to conform to the 2006 presentation.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended March 31, 2006 Compared to Three Months Ended March 31, 2005

Net Sales—Engineering Services Segment: Net sales for the quarter ended March 31, 2006 increased $13.6 million, or 75.5%, to $31.5 million from $17.9 million for the corresponding period in 2005 due to the increase in size of projects in process. For the quarter ended March 31, 2006 the Engineering Services Segment had seven projects with sales over $1.0 million totaling $23.7 million, compared to five such projects totaling $10.7 million in sales for the quarter ended March 31, 2005. The Engineering Services Segment also had higher sales from smaller projects less than $1.0 million. For the quarter ended March 31, 2006 the Engineering Services Segment had $7.7 million in sales of smaller projects, compared to $7.2 million for the quarter ended March 31, 2005.

Net Sales—Manufactured Products Segment: Net sales for the quarter ended March 31, 2006 increased $6.2 million, or 21.7%, to $34.7 million from $28.5 million for the corresponding period in 2005 primarily due to increased sales of mining equipment, equipment used in the oil industry, and increased fastener sales.

Gross Profit—Engineering Services Segment: Gross profit for the quarter ended March 31, 2006 increased $1.9 million, or 237.5%, to $2.7 million from $0.8 million in the corresponding period in 2005 primarily due to the increased sales level in 2006 and a reduction of the margin on a larger aggregate project in 2005, partially offset with profit recognized on the close-out of a project in Poland in 2005. As a percentage of net sales, the gross profit increased to 8.6% for the quarter ended March 31, 2006 from 4.5% for the corresponding period in 2005 due to higher margins earned on larger projects in 2006, partially offset with lower margins earned on smaller engineering services jobs.

Gross Profit—Manufactured Products Segment: Gross profit for the quarter ended March 31, 2006 increased $1.8 million, or 21.3%, to $10.0 million from $8.2 million in the corresponding period in 2005 due to the higher sales level. As a percentage of net sales, the gross profit decreased slightly to 28.7% for the quarter ended March 31, 2006 from 28.8% for the corresponding period in 2005.

Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended March 31, 2006 of $7.9 million increased $0.4 million from $7.5 million for the corresponding period in 2005 with increased commissions and employee related expenses, partially offset with lower banking fees.

Interest Income: Interest income of the Company for the quarter ended March 31, 2006 of $0.2 million approximated the corresponding period in 2005.

Interest Expense: Interest expense of the Company for the quarter ended March 31, 2006 of $3.0 million decreased $0.1 million or 4.1% from $3.1 million for the corresponding period in 2005. The decrease was due to a lower debt level.

Provision (Benefit) for Income Taxes: Provision for income taxes of the Company for the quarter ended March 31, 2006 of $0.9 million increased $1.3 million from the benefit of $0.4 million for the corresponding quarter ended March 31, 2005 due to the higher operating results and lower interest expense.

Net Income (Loss): The Company recorded net income of $1.1 million for the three months ended March 31, 2006 compared to a net loss of $1.0 million for the quarter ended March 31, 2005. The increase was due to the reasons discussed above.

Liquidity and Capital Resources

Net cash generated by operating activities for the three months ended March 31, 2006 of $2.1 million was generated from net income adjusted for non-cash charges, increased accounts payable, partially offset by cash used by increased accounts receivable, inventories, prepaid expenses and other assets. Included in non-cash charge for the quarter ended March 31, 2006 was depreciation of $0.6 million, other non-cash charges of $0.2 million, and pension overfunding expense of $0.2 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

Cash used in investing activities for the three months ended March 31, 2006 of $0.4 million consisted of capital expenditures resulting from the Company’s regular practice of upgrading and maintaining its equipment base and facilities.

Cash generated by financing activities for the three months ended March 31, 2006 of $2.8 million consisted of an increase in the Company’s revolver borrowings of $3.3 million, partially offset by the repayment of long-term debt of $0.3 million and additional finance costs of $0.2 million related to the extension of Term Loan C.

The Company’s liquidity requirements, both long term (over one year) and short term, are primarily for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations and funds available under the Loan and Security Agreement. The Company monitors it’s liquidity position on a regular basis, and is working with their lenders to insure that our credit availability is maximized. The Company anticipates with improved operating results that funds provided by future operations and available credit will be sufficient to meet its anticipated debt service requirements, working capital needs and capital expenditures. However, if the Company has lower than expected earnings, or there are material delays in collections within our accounts receivable, the Company could be required to seek additional financing, and there is no assurance that financing would be available on reasonable terms, or at all.

Backlog

The Company’s backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at March 31, 2006 was $206.3 million. Approximately $26.0 million relates to the Manufactured Products Segment, with the remainder of $180.3 million relating to the Engineering Services Segment. A substantial majority of current backlog is expected to be realized in the next twelve months.

Safe Harbor

Statements herein regarding the Company’s ability to meet its liquidity requirements, the anticipated benefits from the Company’s capital expenditures, and the Company’s expected realization of current backlog constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Further, statements herein regarding the Company’s performance in future periods are subject to risks relating to, deterioration of relationships with, or the loss of material customers or suppliers, possible product liability claims, decreases in demand for the Company’s products, adverse changes in general market and industry conditions and any resulting inability to comply with the financial covenants imposed by the Company’s credit agreement. Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Except as otherwise required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors may emerge from time to time and it is not possible for us to predict all such factors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continues to use its United States reputation to generate sales in international markets. In the three months ended March 31, 2006 approximately 24% of the Company’s net sales were attributable to services provided or products sold for use outside the United States, primarily to Australia and Brazil. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company’s business, financial condition, results of operation and debt service capability. Sales from the Australia office of Roberts & Schaefer are usually denominated in Australian dollars. The majority of the Company’s foreign sales and costs originated outside the Australia office of Roberts & Schaefer are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, when possible the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company’s historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company’s strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company’s foreign operations, or expansion thereof, would not have a material adverse effect on the Company’s business, financial condition, results of operations and debt service capability.

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

The Company and its subsidiaries are involved in legal proceedings from time to time in the ordinary course of its business. As of the date of this filing, neither the Company nor any of its subsidiaries are a party to any lawsuit or proceeding which, individually or in the aggregate, is reasonably likely to have a material adverse effect on the financial condition, results of operation or cash flow of the Company.

ITEM 1A.	RISK FACTORS

As of the end of our first quarter, there were no additional material risks and no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

ELGIN NATIONAL INDUSTRIES, INC.

By	/s/ WAYNE J. CONNER
Name:	Wayne J. Conner
Title:	Vice President, Treasurer, and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: May 8, 2006

INDEX TO EXHIBITS

Exhibit Number	Document Description	Footnote Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

(1)	Filed within