Form 10-Q
period 2006-06-30
ELGIN NATIONAL INDUSTRIES INC
filed 2006-08-11
CIK 32346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended June 30, 2006

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission file number: 333-43523

Elgin National Industries, Inc

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

Large accelerated filer    ☐        Accelerated filer ☐        Non-accelerated filer ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at [August 10, 2006]
Class A Common Stock	6,408.3 shares

ELGIN NATIONAL INDUSTRIES, INC.

Page
PART I— FINANCIAL INFORMATION

ITEM 1— Financial Statements	3

Consolidated Balance Sheets as of June 30, 2006 and December 31, 2005	3

Consolidated Statements of Operations for the Six Months Ended June 30, 2006 and June 30, 2005 and for the Three Months ended June 30, 2006 and June 30, 2005	4

Consolidated Statement of Changes in Stockholder’s Deficit for the Six Months Ended June 30, 2006	5

Condensed Consolidated Statements of Cash Flows for the Six Months Ended June 30, 2006 and June 30, 2005	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2— Management’s Discussion and Analysis of Financial Condition and Results of Operations	12

ITEM 3— Quantitative and Qualitative Disclosures about Market Risk	14

ITEM 4— Controls and Procedures	15

PART II— OTHER INFORMATION

ITEM 1— Legal Proceedings	16

ITEM 6— Exhibits	16

SIGNATURES	17

EXHIBIT INDEX	18

PART I

ITEM 1.	FINANCIAL STATEMENTS

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(Unaudited)

	June 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and equivalents	$2,246	$2,621
Accounts receivable, net	74,963	46,737
Inventories, net	25,514	23,064
Prepaid expenses and other assets	2,347	697
Deferred income taxes	2,547	2,547

Total current assets	107,617	75,666
Property, plant and equipment, net	18,330	18,272
Loans receivable from related parties	12,478	12,131
Prepaid pension costs	23,756	24,190
Other assets	2,903	3,134
Goodwill	18,995	18,995

Total assets	$184,079	$152,388

LIABILITIES AND COMMON STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$1,235	$1,237
Accounts payable	64,503	46,277
Accrued expenses	13,545	16,694

Total current liabilities	79,283	64,208
Long-term debt less current portion	109,001	96,622
Mandatorily redeemable preferred stock units	16,562	16,198
Mandatorily redeemable preferred stock	4,543	4,443
Other liabilities	1,529	1,542
Deferred income taxes	3,226	1,736

Total liabilities	214,144	184,749

Common stockholder’s deficit:
Common stock, Class A par value $.01 per share; authorized 23,678 shares; 6,408 issued and outstanding as of June 30, 2006 and December 31, 2005	—	—
Retained deficit	(30,447)	(32,741)
Accumulated other comprehensive income	382	380

Total common stockholder’s deficit	(30,065)	(32,361)

Total liabilities and stockholder’s deficit	$184,079	$152,388

The accompanying notes are an integral part of the condensed consolidated financial statements.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
Net sales	$148,366	$97,581	$82,210	$51,147
Cost of sales	121,906	77,860	68,406	40,440

Gross profit	26,460	19,721	13,804	10,707
Selling, general and administrative expenses	16,713	15,525	8,791	8,021

Operating income	9,747	4,196	5,013	2,686
Other expenses (income)
Interest income	(395)	(357)	(201)	(187)
Interest expense	5,982	6,182	3,019	3,093

Income (loss) before income taxes	4,160	(1,629)	2,195	(220)
Provision (benefit) for income taxes	1,866	(309)	976	120

Net income (loss)	$2,294	$(1,320)	$1,219	$(340)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S DEFICIT

For the Six Months Ended June 30, 2006

(in thousands except share data)

(Unaudited)

	Common Stock	Retained (Deficit)	Accumulated Other Comprehensive Income	Total Stockholder’s Deficit
Balance as of December 31, 2005	$—	$(32,741)	$380	$(32,361)
Net income for the six months ended June 30, 2006	—	2,294	—	2,294
Foreign currency translation adjustments net of tax of $8	—	—	2	2

Balance as of June 30, 2006	$—	$(30,447)	$382	$(30,065)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Six Months Ended June 30, 2006 and 2005

(in thousands)

(Unaudited)

	2006	2005
Net cash (used in) provided by operating activities	$(11,324)	$6,240

Cash flows from investing activities:
Purchase of property, plant and equipment	(1,263)	(345)

Net cash used by investing activities	(1,263)	(345)

Cash flows from financing activities:
Finance costs	(167)	—
Borrowings on long-term debt	12,991	—
Repayments of long-term debt	(614)	(5,316)

Net cash provided by (used in) financing activities	12,210	(5,316)

Effect of exchange rates on cash	2	(32)

Net (decrease) increase in cash	(375)	547

Cash and cash equivalents at beginning of period	2,621	—

Cash and cash equivalents at end of period	$2,246	$547

The accompanying notes are an integral part of the condensed consolidated financial statements.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Report Preparation

The accompanying consolidated financial statements, which have not been audited by an independent registered public accounting firm, were prepared in conformity with accounting principles generally accepted in the United States and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company’s December 31, 2005 Form 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first six months of 2006 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company’s consolidated financial statements included in the annual report on Form 10-K.

2.	Accounts receivable

Accounts receivable consist of:

	June 30, 2006	December 31, 2005
	(in thousands)
Trade accounts	$18,768	$16,370

Construction contracts:
Billed	43,147	21,753
Costs and estimated earnings in excess of billings on Contracts	1,639	991
Retainage due upon completion of contracts	11,765	7,978

	56,551	30,722

Trade accounts and construction contracts	75,319	47,092

Other receivables	297	266

	75,616	47,358
Less allowance for doubtful accounts	653	621

	$74,963	$46,737

3.	Inventories

Inventories consist of:

	June 30, 2006	December 31, 2005
	(in thousands)
Finished goods	$14,239	$12,695
Work-in-process	4,131	3,424
Raw materials	9,201	8,761

	27,571	24,880
Less excess and obsolete reserve	2,057	1,816

	$25,514	$23,064

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Comprehensive income (loss)

Total comprehensive income (loss) and its components, net of related tax are as follows:

	For the Six Months Ended June 30,		For the Three Months Ended June 30,
	2006	2005	2006	2005
	(in thousands)
Net income (loss)	$2,294	$(1,320)	$1,219	$(340)
Foreign currency translation	2	(32)	9	13

	$2,296	$(1,352)	$1,228	$(327)

The components of accumulated other comprehensive income, net of related tax consists of foreign currency translation of $382,000 and $380,000 as of June 30, 2006 and December 31, 2005, respectively.

5.	Components of net periodic pension cost

	Six Months Ended		Three Months Ended
	June 30, 2006	June 30, 2005	June 30, 2006	June 30, 2005
	(in thousands)
Service cost	$402	$435	$224	$218
Interest cost	696	716	389	358
Expected return on assets	(1,298)	(1,439)	(725)	(720)
Net amortization of prior service costs	99	76	55	38
Net amortization of prior gain	535	172	299	164

Net periodic pension (benefit) cost	$434	$(40)	$242	$58

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Segment information

The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company’s method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the six months and the three months ended June 30:

	Six Months Ended June 30		Three Months Ended June 30
	2006	2005	2006	2005
	(in thousands)
Net sales to external customers:
Manufactured Products	$68,883	$61,844	$34,160	$33,320
Engineering Services	79,483	35,737	48,050	17,827

Total net sales to external customers	$148,366	$97,581	$82,210	$51,147

Net sales to internal customers:
Manufactured Products	$5,527	$3,327	$2,693	$1,848
Engineering Services	1,172	562	620	(77)

Total net sales to internal customers	$6,699	$3,889	$3,313	$1,771

Total net sales:
Manufactured Products	$74,410	$65,171	$36,853	$35,168
Engineering Services	80,655	36,299	48,670	17,750

Total net sales	155,065	101,470	85,523	52,918
Elimination of net sales to internal customers	6,699	3,889	3,313	1,771

Total consolidated net sales	$148,366	$97,581	$82,210	$51,147

Earnings (loss) before corporate expenses, interest, taxes and income taxes:
Manufactured Products	$11,064	$8,633	$5,745	$4,734
Engineering Services	2,552	(850)	1,308	(114)

Total segment earnings	13,616	7,783	7,053	4,620
Corporate expenses	(3,869)	(3,587)	(2,040)	(1,934)
Interest income	395	357	201	187
Interest expense	(5,982)	(6,182)	(3,019)	(3,093)

Consolidated income (loss) before income taxes	$4,160	$(1,629)	$2,195	$(220)

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Subsidiary guarantors

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

	June 30, 2006
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$13,336	$94,281	—	$107,617
Noncurrent assets	43,001	42,804	$(9,343)	76,462

Total assets	$56,337	$137,085	$(9,343)	$184,079

Current liabilities	$6,414	$72,869	—	$79,283
Total liabilities	$83,967	$130,177	—	$214,144

	December 31, 2005
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$10,067	$65,599	—	$75,666
Noncurrent assets	30,801	50,854	$(4,933)	76,722

Total assets	$40,868	$116,453	$(4,933)	$152,388

Current liabilities	$7,587	$56,621	—	$64,208
Total liabilities	$70,795	$113,954	—	$184,749

	Six months ended June 30, 2006
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)

Sales, net	$19,675	$131,841	$(3,150)	$148,366
Gross profit	6,718	19,742	—	26,460
Income before income tax	4,160	9,435	(9,435)	4,160
Net income	2,294	6,227	(6,227)	2,294
Cash (used in) provided by operating activities	(11,785)	461	—	(11,324)
Cash used in investing activities	(439)	(824)	—	(1,263)
Cash provided by (used in) financing activities.	12,224	(14)	—	12,210
Effect of exchange rate on cash	—	2	—	2

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Six months ended June 30, 2005
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$18,627	$80,893	$(1,939)	$97,581
Gross profit	6,162	13,559	—	19,721
(Loss) income before income tax	(1,629)	3,921	(3,921)	(1,629)
Net (loss) income	(1,320)	2,109	(2,109)	(1,320)
Cash provided by operating activities	5,782	458	—	6,240
Cash used in investing activities	(54)	(291)	—	(345)
Cash used in financing activities	(5,300)	(16)	—	(5,316)
Effect of exchange rate on cash	—	(32)	—	(32)

	Three months ended June 30, 2006
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$9,637	$74,074	$(1,501)	$82,210
Gross profit	3,289	10,515	—	13,804
Income before income tax	2,195	5,066	(5,066)	2,195
Net income	1,219	4,504	(4,504)	1,219

	Three months ended June 30, 2005
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$9,735	$42,580	$(1,168)	$51,147
Gross profit	3,288	7,419	—	10,707
(Loss) income before income tax	(220)	2,471	(2,471)	(220)
Net (loss) income	(340)	1,340	(1,340)	(340)

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

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended June 30, 2006 Compared to Three Months Ended June 30, 2005

Net Sales: Net sales for the quarter ended June 30, 2006 increased $31.0 million, or 60.7%, to $82.2 million from $51.2 million for the corresponding period in 2005. The Engineering Services Segment’s sales increased $30.2 million or 169.5% to $48.0 million for the quarter ended June 30, 2006 from $17.8 million for the quarter ended June 30, 2005. For the quarter ended June 30, 2006 the Engineering Services Segment had nine larger projects with sales in excess of $1.0 million, totalling $39.4 million in sales, compared to six larger projects totalling $10.4 million in sales for the quarter ended June 30, 2005. The Manufactured Products Segment’s sales increased $0.8 million, or 2.5%, primarily due to increased sales of centrifuges, steel fabrication, and high voltage equipment.

Gross Profit: Gross profit for the quarter ended June 30, 2006 increased $3.1 million, or 28.9%, to $13.8 million from $10.7 million for the corresponding period in 2005. As a percentage of net sales, the gross profit decreased to 16.8% for the quarter ended June 30, 2006 from 20.9% for the corresponding period in 2005. The Company’s overall margin decreased as a percentage of sales due to the increased sales level within the Engineering Services Segment, which earns lower margins than the Manufactured Products Segment.

Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended June 30, 2006 of $8.8 million were $0.8 million, or 9.6%, higher than the selling general and administrative expenses of $8.0 million for the corresponding period in 2005. The increased costs from 2005 were mainly due to higher legal fees, payroll related expenses, and proposal costs. As a percentage of net sales, selling, general and administrative expenses decreased from 15.7% for the quarter ended June 30, 2005 to 10.7% for the quarter ended June 30, 2006.

Interest Income: Interest income of the Company for the quarter ended June 30, 2006 of $0.2 million was unchanged from the corresponding period ended June 30, 2005.

Interest Expense: Interest expense of the Company for the quarter ended June 30, 2006 of $3.0 million decreased $0.1 million or 2.4% from $3.1 million for the corresponding period in 2005. This decrease was due to lower interest recorded on the Company’s Term Loan C, partially offset with higher interest recorded on the Company’s other variable rate loans.

Provision for Income Taxes: Provision for income taxes of the Company for the quarter ended June 30, 2006 of $1.0 million compared to $0.1 million recorded for the quarter ended June 30, 2005. The increased expense of $0.9 million was due to the higher operating income for the quarter ended June 30, 2006.

Net Income (Loss): The net income for the Company for the quarter ended June 30, 2006 of $1.2 million increased $1.5 million from a net loss of $0.3 million for the quarter ended June 30, 2005 for the reasons discussed above.

Six Months Ended June 30, 2006 Compared to Six Months Ended June 30, 2005

Net Sales: Net sales for the six months ended June 30, 2006 increased $50.8 million, or 52.0%, to $148.4 million from $97.6 million for the corresponding period in 2005. The Engineering Services Segment’s sales increased $43.8 million, or 122.4% from $35.7 million for the six months ended June 30, 2005 to $79.5 million for the six months ended June 30, 2006, due to the timing and size of projects. For the six months ended June 30, 2006 the Company had fourteen larger projects with sales over $1.0 million, totalling $69.8 million in sales, compared to nine larger projects totalling $24.3 million in sales for the six months ended June 30, 2005. The

Manufactured Products Segment’s sales increased $7.0 million from $61.8 million for the six months ended June 30, 2005 to $68.8 million for the six months ended June 30, 2006, with increased sales of high voltage equipment, centrifugal dryers, and steel fabrication.

Gross Profit: Gross profit for the six months ended June 30, 2006 increased $6.8 million, or 34.2%, to $26.5 million from $19.7 million for the corresponding period in 2005. The increase resulted from the higher sales level, partially offset with a lower margin earned as a percentage of net sales. As a percentage of net sales, the gross profit decreased to 17.8% for the six months ended June 30, 2006 from 20.2% for the corresponding period in 2005. The lower overall margin as a percentage of sales was due to increased sales within the Engineering Services Segment, which earn lower margins than the Manufactured Products Segment. The Engineering Services Segment had a gross profit margin as a percentage of net sales of 7.6% for the six months ended June 2006 compared to 6.6% for 2005. In 2005 the Engineering Services Segment had reduced the margin on a larger aggregate project, however the impact of this reduction was offset by profit that was recognized on the closeout of a project in Poland. The Manufactured Products Segment’s gross profit margin increased $3.0 million to $20.4 million for 2006 from $17.4 million for 2005 due to the higher sales level. The Manufactured Products Segment’s gross profit as a percentage of net sales of 29.7% in 2006 increased 1.6% compared to 28.1% for the six months ended June 30, 2005. This increased margin as a percentage of net sales was mainly due to the increased margins on fastener and steel fabrication sales, partially offset with a decreased margin earned on centrifugal dryers.

Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the six months ended June 30, 2006 of $16.7 million were $1.2 million, or 7.7% higher than the selling, general and administrative expenses for the corresponding period in 2005 mainly due to higher payroll related expenses and proposal costs.

Interest Income: Interest income of the Company of $0.4 million for the six months ended June 30, 2006 approximated the corresponding period in 2005.

Interest Expense: Interest expense of the Company for the six months ended June 30, 2006 of $6.0 million was $0.2 million or 3.2% lower than the interest expense of $6.2 million for the corresponding period in 2005. This increase was due to lower interest expense recorded on the Company’s Term Loan C, partially offset with higher interest rates of other variable rate debt.

Provision (Benefit) for Income Taxes: Provision for income taxes of the Company for the six months ended June 30, 2006 of $1.9 million increased $2.1 million from a benefit of $0.3 million for the six months ended June 30, 2005 due to the improved operating results.

Net Income (Loss): The net income for the Company for the six months ended June 30, 2006 increased to $2.3 million compared to a net loss of $1.3 million for the six months ended June 30, 2005 for the reasons discussed above.

Liquidity and Capital Resources

Net cash used by operating activities for the six months ended June 30, 2006 of $11.3 million was used by increased accounts receivable and inventory levels due to the larger sales levels and decreased accrued expenses, partially offset with cash generated from net income adjusted for non-cash charges, increased accounts payable, preferred stock, and preferred stock units. Included in non-cash charges for the six months ended June 30, 2006 was depreciation of $1.2 million, pension overfunding expense of $0.4 million, and other non-cash charges of $0.4 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

Cash used in investing activities for the six months ended June 30, 2006 of $1.3 million consisted of capital expenditures resulting from the Company’s regular practice of upgrading and maintaining its equipment base and facilities.

Cash generated by financing activities for the six months ended June 30, 2006 of $12.2 million consisted of additional usage of the Company’s revolver loan of $13.0 million, partially offset with the repayment of $0.6 million on the Company’s term loans and $0.2 million used for financing costs related to the extension of the Company’s Term Loan C.

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

Backlog

The Company’s backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at June 30, 2006 was $172.0 million. Approximately $25.8 million relates to the Manufactured Products Segment, with the remainder of $146.2 million relating to the Engineering Services Segment. Included in the Engineering Services’ backlog for June 30, 2006 is $42.1 million for two turnkey projects for limestone and gypsum handling facilities and $30.1 million for two coal handling systems. A substantial majority of current backlog is expected to be realized in the next twelve months.

Safe Harbor

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Further, statements herein regarding the Company’s performance in future periods are subject to risks relating to, deterioration of relationships with, or the loss of material customers or suppliers, possible product liability claims, decreases in demand for the Company’s products, adverse changes in general market and industry conditions and any resulting inability to comply with the financial covenants imposed by the Company’s credit agreement. Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Except as otherwise required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors may emerge from time to time and it is not possible for us to predict all such factors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continues to use its United States reputation to generate sales in international markets. In the six months ended June 30, 2006 approximately 27% of the Company’s net sales were attributable to services provided or products sold for use outside the United States, primarily to Australia, Indonesia and Canada. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company’s business, financial condition, results of operation and debt service capability. Sales from the Australia office of Roberts & Schaefer are usually denominated in Australian dollars. The majority of the Company’s foreign sales and costs originated outside the Australia office of Roberts & Schaefer are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, when possible the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company’s historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company’s strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company’s foreign operations, or expansion thereof, would not have a material adverse effect on the Company’s business, financial condition, results of operations and debt service capability.

ITEM 4.	CONTROLS AND PROCEDURES

The Company’s Chief Executive Officer and the Chief Financial Officer, have conducted an evaluation of the effectiveness of disclosure controls and procedures pursuant to Exchange Act Rule 13a-14 as of the end of the period covered by this report. Based on that evaluation, the Chief Executive Officer and the Chief Financial Officer concluded that the disclosure controls and procedures are effective in ensuring that all material information required to be filed in this quarterly report has been made known to them in a timely fashion. The Company’s Chief Executive Officer, and Chief Financial Officer have concluded that there have been no significant changes in internal controls, or in other factors that could significantly affect internal controls, subsequent to the date the Chief Executive Officer and Chief Financial Officer completed their evaluation.

PART II

ITEM 1.	LEGAL PROCEEDINGS

The Company and its subsidiaries are involved in legal proceedings from time to time in the ordinary course of its business. As of the date of this filing, neither the Company nor any of its subsidiaries are a party to any lawsuit or proceeding which, individually or in the aggregate is reasonably likely to have a material adverse effect on the financial condition, results of operation or cash flow of the Company.

ITEM 1A.	RISK FACTORS

As of the end of our second quarter, there were no additional material risks and no material changes to the risk factors discussed in our Annual Report on Form 10-K for the year ended December 31, 2005.

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

ELGIN NATIONAL INDUSTRIES, INC.

By	/s/ WAYNE J. CONNER
Name:	Wayne J. Conner
Title:	Vice President, Treasurer, and Chief Financial Officer
(Duly Authorized Officer and Principal Financial Officer)

Dated: August 11, 2006

INDEX TO EXHIBITS

Exhibit Number	Document Description	Footnote Reference

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

(1)	Filed therewith