Form 10-Q
period 2006-09-30
ELGIN NATIONAL INDUSTRIES INC
filed 2006-11-14
CIK 32346

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

WASHINGTON, D.C. 20549

FORM 10-Q

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2006

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

Large accelerated filer    ☐        Accelerated filer    ☐        Non-accelerated filer    ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).    Yes ☐  No ☒

Indicate the number of shares outstanding of each of the issuer’s classes of common stock, as of the latest practicable date.

Class	Outstanding at November 13, 2006
Class A Common Stock	6,408.3 shares

ELGIN NATIONAL INDUSTRIES, INC.

PART I

ITEM 1.	FINANCIAL STATEMENTS

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED BALANCE SHEETS

(in thousands except share data)

(Unaudited)

	September 30, 2006	December 31, 2005
ASSETS
Current assets:
Cash and equivalents	$4,396	$2,621
Accounts receivable, net	68,123	46,737
Inventories, net	24,293	23,064
Prepaid expenses and other assets	2,004	697
Deferred income taxes	2,547	2,547

Total current assets	101,363	75,666
Property, plant and equipment, net	19,354	18,272
Loans receivable from related parties	12,651	12,131
Prepaid pension costs	23,513	24,190
Other assets	2,696	3,134
Goodwill	18,995	18,995

Total assets	$178,572	$152,388

LIABILITIES AND COMMON STOCKHOLDER’S DEFICIT
Current liabilities:
Current portion of long-term debt	$1,232	$1,237
Accounts payable	60,837	46,277
Accrued expenses	17,281	16,694

Total current liabilities	79,350	64,208
Long-term debt less current portion	100,707	96,622
Mandatorily redeemable preferred stock units	16,744	16,198
Mandatorily redeemable preferred stock	4,593	4,443
Other liabilities	2,972	1,542
Deferred income taxes	3,626	1,736

Total liabilities	207,992	184,749

Common stockholder’s deficit:
Common stock, Class A par value $.01 per share; authorized 23,678 shares; 6,408 issued and outstanding as of September 30, 2006 and December 31, 2005	—	—
Retained deficit	(29,829)	(32,741)
Accumulated other comprehensive income	409	380

Total common stockholder’s deficit	(29,420)	(32,361)

Total liabilities and stockholder’s deficit	$178,572	$152,388

The accompanying notes are an integral part of the condensed consolidated financial statements.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENTS OF OPERATIONS

(in thousands)

(Unaudited)

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
Net sales	$230,733	$153,271	$82,367	$55,690
Cost of sales	191,234	124,699	69,328	46,839

Gross profit	39,499	28,572	13,039	8,851
Selling, general and administrative expenses	25,696	23,598	8,983	8,073

Operating income	13,803	4,974	4,056	778
Other expenses (income)
Interest income	(610)	(536)	(215)	(179)
Interest expense	9,054	9,262	3,072	3,080

Income (loss) before income taxes	5,359	(3,752)	1,199	(2,123)
Provision (benefit) for income taxes	2,447	(974)	581	(665)

Net income (loss)	$2,912	$(2,778)	$618	$(1,458)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONSOLIDATED STATEMENT OF CHANGES IN COMMON STOCKHOLDER’S DEFICIT

For the Nine Months Ended September 30, 2006

(in thousands except share data)

(Unaudited)

	Common Stock	Retained (Deficit)	Accumulated Other Comprehensive Income	Total Stockholder’s Deficit
Balance as of December 31, 2005	$—	$(32,741)	$380	$(32,361)
Net income for the nine months ended September 30, 2006	—	2,912	—	2,912
Foreign currency translation adjustments net of tax of $26	—	—	29	29

Balance as of September 30, 2006	$—	$(29,829)	$409	$(29,420)

The accompanying notes are an integral part of the condensed consolidated financial statements.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

For the Nine Months Ended September 30, 2006 and 2005

(in thousands)

(Unaudited)

	2006	2005
Net cash (used in) provided by operating activities	$(542)	$4,772

Cash flows from investing activities:
Proceeds from sale of assets	—	1
Purchase of property, plant and equipment	(1,625)	(656)

Net cash used by investing activities	(1,625)	(655)

Cash flows from financing activities:
Finance costs	(167)	—
Borrowings on long-term debt	5,017	—
Repayments of long-term debt	(937)	(4,089)

Net cash provided by (used in) financing activities	3,913	(4,089)

Effect of exchange rates on cash	29	(28)

Net increase in cash and cash equivalents	1,775	—

Cash and cash equivalents at beginning of period	2,621	—

Cash and cash equivalents at end of period	$4,396	$—

The accompanying notes are an integral part of the condensed consolidated financial statements.

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

(Unaudited)

1.	Report preparation

The accompanying consolidated financial statements, which have not been audited by an independent registered public accounting firm, were prepared in conformity with accounting principles generally accepted in the United States and such principles were applied on a basis consistent with the preparation of the audited consolidated financial statements included in the Company’s December 31, 2005 Form 10-K filed with the Securities and Exchange Commission. The financial information furnished includes all normal recurring accrual adjustments which are, in the opinion of management, necessary for a fair statement of results for the interim period. Results for the first nine months of 2006 are not necessarily indicative of the results to be expected for the full year. For further information refer to the Company’s consolidated financial statements included in the annual report on Form 10-K.

2.	Accounts receivable

Accounts receivable consist of:

	September 30, 2006	December 31, 2005
	(in thousands)
Trade accounts	$19,042	$16,370

Construction contracts:
Billed	34,001	21,753
Costs and estimated earnings in excess of billings on contracts	3,406	991
Retainage due upon completion of contracts	11,559	7,978

	48,966	30,722

Trade accounts and construction contracts	68,008	47,092

Other receivables	786	266

	68,794	47,358
Less allowance for doubtful accounts	671	621

	$68,123	$46,737

3.	Inventories

Inventories consist of:

	September 30, 2006	December 31, 2005
	(in thousands)
Finished goods	$14,000	$12,695
Work-in-process	3,589	3,424
Raw materials	8,729	8,761

	26,318	24,880
Less excess and obsolete reserve	2,025	1,816

	$24,293	$23,064

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

4.	Comprehensive income (loss)

Total comprehensive income (loss) and its components, net of related tax are as follows:

	For the Nine Months Ended September 30,		For the Three Months Ended September 30,
	2006	2005	2006	2005
	(in thousands)
Net income (loss)	$2,912	$(2,778)	$618	$(1,458)
Foreign currency translation	29	(28)	27	4

	$2,941	$(2,806)	$645	$(1,454)

The components of accumulated other comprehensive income, net of related tax consists of foreign currency translation of $409,000 and $380,000 as of September 30, 2006 and December 31, 2005, respectively.

5.	Components of net periodic pension cost

	Nine Months Ended		Three Months Ended
	Sept 30, 2006	Sept 30, 2005	Sept 30, 2006	Sept 30, 2005
	(in thousands)
Service cost	$626	$637	$224	$202
Interest cost	1,085	1,048	389	332
Expected return on assets	(2,023)	(2,107)	(725)	(668)
Net amortization of prior service costs	154	111	55	35
Net amortization of prior gain	834	541	299	369

Net periodic pension cost	$676	$230	$242	$270

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

6.	Segment information

The Company operates primarily in two industries, Manufactured Products and Engineering Services. In accordance with the Company’s method of internal reporting, corporate headquarters costs are not allocated to the individual segments. Information about the Company by industry is presented below for the nine months and the three months ended September 30:

	Nine Months Ended September 30		Three Months Ended September 30
	2006	2005	2006	2005
	(in thousands)
Net sales to external customers:
Manufactured Products	$104,018	$94,260	$35,135	$32,416
Engineering Services	126,715	59,011	47,232	23,274

Total net sales to external customers	$230,733	$153,271	$82,367	$55,690

Net sales to internal customers:
Manufactured Products	$8,006	$4,779	$2,479	$1,452
Engineering Services	1,667	708	495	146

Total net sales to internal customers	$9,673	$5,487	$2,974	$1,598

Total net sales:
Manufactured Products	$112,024	$99,039	$37,614	$33,868
Engineering Services	128,382	59,719	47,727	23,420

Total net sales	240,406	158,758	85,341	57,288
Elimination of net sales to internal customers	9,673	5,487	2,974	1,598

Total consolidated net sales	$230,733	$153,271	$82,367	$55,690

Earnings (loss) before corporate expenses, interest, taxes and income taxes:
Manufactured Products	$16,751	$12,997	$5,687	$4,364
Engineering Services	3,368	(2,394)	816	(1,544)

Total segment earnings	20,119	10,603	6,503	2,820
Corporate expenses	(6,316)	(5,629)	(2,447)	(2,042)
Interest income	610	536	215	179
Interest expense	(9,054)	(9,262)	(3,072)	(3,080)

Consolidated income (loss) before income taxes	$5,359	$(3,752)	$1,199	$(2,123)

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

7.	Subsidiary guarantors

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

	September 30, 2006
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$14,642	$70,919	$15,802	$101,363
Noncurrent assets	93,082	30,799	(46,672)	77,209

Total assets	$107,724	$101,718	$(30,870)	$178,572

Current liabilities	$11,076	$56,687	$11,587	$79,350
Total liabilities	$137,145	$59,260	$11,587	$207,992

	December 31, 2005
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Current assets	$11,662	$55,061	$8,943	$75,666
Noncurrent assets	82,931	26,336	(32,545)	76,722

Total assets	$94,593	$81,397	$(23,602)	$152,388

Current liabilities	$7,587	$48,491	$8,130	$64,208
Total liabilities	$126,954	$49,653	$8,142	$184,749

	Nine months ended September 30, 2006
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$29,479	$171,596	$29,658	$230,733
Gross profit	10,172	27,065	2,262	39,499
Income before income tax	5,359	13,840	(13,840)	5,359
Net income	2,912	9,135	(9,135)	2,912
Cash (used in) provided by operating activities	(3,437)	6,328	(3,433)	(542)
Cash used in investing activities	(542)	(4,487)	3,404	(1,625)
Cash provided by (used in) financing activities	3,950	(37)	—	3,913
Effect of exchange rate on cash	—	—	29	29

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

	Nine months ended September 30, 2005
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$27,479	$112,061	$13,731	$153,271
Gross profit	9,189	17,941	1,442	28,572
(Loss) income before income tax	(3,752)	4,910	(4,910)	(3,752)
Net (loss) income	(2,778)	2,469	(2,469)	(2,778)
Cash provided by operating activities	4,153	(3,166)	3,785	4,772
Cash used in investing activities	(89)	3,191	(3,757)	(655)
Cash used in financing activities	(4,064)	(25)	—	(4,089)
Effect of exchange rate on cash	—	—	(28)	(28)

	Three months ended September 30, 2006
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$9,804	$60,796	$11,767	$82,367
Gross profit	3,454	8,677	908	13,039
Income before income tax	199	4,405	(4,405)	199
Net income	618	2,908	(2,908)	618

	Three months ended September 30, 2005
	Parent	Combined Guarantors	Consolidating Adjustments	Consolidated Total
	(in thousands)
Sales, net	$8,852	$44,039	$2,799	$55,690
Gross profit	3,027	5,444	380	8,851
(Loss) income before income tax	(2,123)	989	(989)	(2,123)
Net (loss) income	(1,458)	360	(360)	(1,458)

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

ELGIN NATIONAL INDUSTRIES, INC. AND SUBSIDIARY COMPANIES

NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS—(Continued)

(Unaudited)

10.	New accounting pronouncements

In June 2006, the FASB issued Interpretation No. 48 (FIN 48), Accounting for Uncertainty in Income Taxes—an interpretation of SFAS 109, Accounting for Income Taxes. FIN 48 prescribes a recognition threshold and measurement attribute for the financial statement recognition and measurement of a tax position taken or expected to be taken in a tax return. FIN 48 developed a two-step process to evaluate a tax position and also provides guidance on derecognition, classification, interest and penalties, accounting in interim periods, disclosure, and transition. This interpretation is effective for the Company’s fiscal year ending December 31, 2007. Management has not yet determined the impact that adoption will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS 157, Fair Value Measurements. SFAS 157 defines fair value, establishes a framework for measuring fair value and expands disclosures about fair value measurements. The requirements of SFAS 157 are effective for the Company’s fiscal year ending December 31, 2008. Management has not yet determined the impact that adoption will have on the Company’s financial statements.

In September 2006, the FASB issued SFAS 158, Employers’ Accounting for Defined Benefit Pension and Other Postretirement Plans-an amendment of FASB Statements No. 87, 88, 106, and 132(R). SFAS 158 requires an employer to recognize the overfunded or underfunded status of a defined benefit postretirement plan (other than a multiemployer plan) as an asset or liability in its statement of financial position and to recognize changes in that funded status in the year in which the changes occur through comprehensive income of a business entity. SFAS 158 also requires an employer to measure the funded status of a plan as of the date of its year-end statement of financial position, with limited exceptions. The Company is required to recognize the funded status of its defined benefit postretirement plan and to provide the required disclosures as of the end of the fiscal year ending December 31, 2007. The requirement to measure plan assets and benefit obligations as of the date of the Company’s fiscal year-end statement of financial position is effective for the fiscal year ending December 31, 2008. Management has not yet determined the impact that adoption will have on the Company’s financial statements.

ITEM 2.    MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Results of Operations

Three Months Ended September 30, 2006 Compared to Three Months Ended September 30, 2005

Net Sales: Net sales for the quarter ended September 30, 2006 increased $26.7 million, or 47.9%, to $82.4 million from $55.7 million for the corresponding period in 2005. The Engineering Services Segment’s sales increased $24.0 million or 102.9% to $47.3 million for the quarter ended September 30, 2006 from $23.3 million for the quarter ended September 30, 2005 due to the timing and size of projects. For the quarter ended September 30, 2006 the Engineering Services Segment had eleven larger projects with sales in excess of $1.0 million, totalling $39.5 million in sales, compared to nine larger projects totalling $14.3 million in sales for the quarter ended September 30, 2005. The Manufactured Products Segment’s sales increased $2.7 million, or 8.4%, primarily due to increased sales of centrifuges and high voltage equipment, partially offset with decreased steel fabrication sales.

Gross Profit: Gross profit for the quarter ended September 30, 2006 increased $4.2 million, or 47.3%, to $13.0 million from $8.8 million for the corresponding period in 2005. As a percentage of net sales, the gross profit decreased to 15.8% for the quarter ended September 30, 2006 from 15.9% for the corresponding period in 2005. The Company’s overall margin decreased as a percentage of sales due to the increased sales level within the Engineering Services Segment, which earns lower margins than the Manufactured Products Segment. The Engineering Service Segment had a gross profit margin as a percentage of net sales of 6.0% for the quarter ended September 2006 compared to 0.5% for 2005. In 2005 the Engineering Services Segment had a reduction in margin on an aggregate project due to higher than anticipated construction costs resulting in a loss on the job. The Manufactured Product Segment’s gross profit margin as a percentage of net sales of 29.1% in 2006 increased 2.1% compared to 27.0% for the quarter ended September 30, 2005. This increased margin as a percentage of net sales was mainly due to increased margins on, industrial capital equipment, and steel fabrication, and fasteners.

Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the quarter ended September 30, 2006 of $9.0 million were $0.9 million, or 11.3%, higher than the selling general and administrative expenses of $8.1 million for the corresponding period in 2005. The increased costs from 2005 were mainly due to higher legal fees and payroll related expenses. As a percentage of net sales, selling, general and administrative expenses decreased from 14.5% for the quarter ended September 30, 2005 to 10.9% for the quarter ended September 30, 2006.

Interest Income: Interest income of the Company for the quarter ended September 30, 2006 of $0.2 million was unchanged from the corresponding period ended September 30, 2005.

Interest Expense: Interest expense of the Company for the quarter ended September 30, 2006 of $3.1 million approximated the corresponding period in 2005 with lower interest recorded on the Company’s Term Loan C, offset with higher interest recorded on the Company’s other variable rate loans.

Provision (Benefit) for Income Taxes: Provision for income taxes of the Company for the quarter ended September 30, 2006 of $0.6 million compared to a benefit of $0.7 million recorded for the quarter ended September 30, 2005. The increased expense of $1.3 million was due to the higher operating income for the quarter ended September 30, 2006.

Net Income (Loss): The net income for the Company for the quarter ended September 30, 2006 of $0.6 million increased $2.1 million from a net loss of $1.5 million for the quarter ended September 30, 2005 for the reasons discussed above.

Nine months Ended September 30, 2006 Compared to Nine months Ended September 30, 2005

Net Sales: Net sales for the nine months ended September 30, 2006 increased $77.4 million, or 50.5%, to $230.7 million from $153.3 million for the corresponding period in 2005. The Engineering Services Segment’s sales increased $67.7 million, or 114.7% from $59.0 million for the nine months ended September 30, 2005 to $126.7 million for the nine months ended September 30, 2006, due to the timing and size of projects. For the nine months ended September 30, 2006 the Company had eighteen larger projects with sales over $1.0 million, totalling $114.6 million in sales, compared to seventeen larger projects totalling $47.0 million in sales for the nine months ended September 30, 2005. The Manufactured Products Segment’s sales increased $9.7 million from $94.3 million for the nine months ended September 30, 2005 to $104.0 million for the nine months ended September 30, 2006, with increased sales of centrifugal dryers and high voltage equipment.

Gross Profit: Gross profit for the nine months ended September 30, 2006 increased $10.9 million, or 38.2%, to $39.5 million from $28.6 million for the corresponding period in 2005. The increase resulted from the higher sales level, partially offset with a lower margin earned as a percentage of net sales. As a percentage of net sales, the gross profit decreased to 17.1% for the nine months ended September 30, 2006 from 18.6% for the corresponding period in 2005. The lower overall margin as a percentage of sales was due to increased sales within the Engineering Services Segment, which earn lower margins than the Manufactured Products Segment. The Engineering Services Segment had a gross profit margin as a percentage of net sales of 7.0% for the nine months ended September 2006 compared to 4.2% for 2005. In 2005 the Engineering Services Segment had reduced the margin on a larger aggregate project, however the impact of this reduction was offset by profit that was recognized on the closeout of a project in Poland. The Manufactured Products Segment’s gross profit margin increased $4.5 million to $30.6 million for 2006 from $26.1 million for 2005 due to the higher sales level. The Manufactured Products Segment’s gross profit as a percentage of net sales of 29.5% in 2006 increased 1.8% compared to 27.7% for the nine months ended September 30, 2005. This increased margin as a percentage of net sales was mainly due to the increased margins on fasteners, steel fabrication and centrifugal dryer sales.

Selling, General and Administrative Expenses: Selling, general and administrative expenses of the Company for the nine months ended September 30, 2006 of $25.7 million were $2.1 million, or 8.9% higher than the selling, general and administrative expenses for the corresponding period in 2005 mainly due to higher payroll related expenses and legal fees.

Interest Income: Interest income of the Company of $0.6 million for the nine months ended September 30, 2006 increased $0.1 million from the corresponding period in 2005 due to increased income on officers’ notes.

Interest Expense: Interest expense of the Company for the nine months ended September 30, 2006 of $9.1 million was $0.2 million or 2.2% lower than the interest expense of $9.3 million for the corresponding period in 2005. This decrease was due to lower interest expense recorded on the Company’s Term Loan C, partially offset with higher interest rates of other variable rate debt.

Provision (Benefit) for Income Taxes: Provision for income taxes of the Company for the nine months ended September 30, 2006 of $2.4 million increased $3.4 million from a benefit of $1.0 million for the nine months ended September 30, 2005 due to the improved operating results.

Net Income (Loss): The net income for the Company for the nine months ended September 30, 2006 of $2.9 million increased to $5.7 million compared to a net loss of $2.8 million for the nine months ended September 30, 2005 for the reasons discussed above.

Liquidity and Capital Resources

Net cash used in operating activities for the nine months ended September 30, 2006 of $0.5 million was used by increased accounts receivable and inventory levels due to the larger sales levels and increased prepaid assets partially offset with cash generated from net income adjusted for non-cash charges, increased accounts payable, accrued expenses, preferred stock and preferred stock units. Included in non-cash charges for the nine months ended September 30, 2006 was depreciation of $1.8 million other non-cash charges of $0.6 million, and pension overfunding expense of $0.7 million. Cash flows from operations for any specific period are often materially affected by the timing and amounts of cash receipts and cash disbursements related to engineering services projects.

Cash used in investing activities for the nine months ended September 30, 2006 of $1.6 million consisted of capital expenditures resulting from the Company’s regular practice of upgrading and maintaining its equipment base and facilities.

Cash generated by financing activities for the nine months ended September 30, 2006 of $3.9 million consisted of additional usage of the Company’s revolver loan of $5.0 million, partially offset with the repayment of $0.9 million on the Company’s term loans and $0.2 million used for financing costs related to the extension of the Company’s Term Loan C.

The Company’s liquidity requirements, both long term (over one year) and short term, are primarily for working capital, capital expenditures and debt service. The primary source for meeting these needs has been funds provided by operations and funds available under the Loan and Security Agreement. The Company monitors it’s liquidity position on a regular basis, and is working with their lenders to insure that our credit availability is maximized. The Company anticipates with continued improved operating results that funds provided by future operations and available credit will be sufficient to meet its anticipated debt service requirements, working capital needs and capital expenditures. However, if the Company has lower than expected earnings, or there are material delays in collections within our accounts receivable, the Company could be required to seek additional financing, and there is no assurance that financing would be available on reasonable terms, or at all.

Backlog

The Company’s backlog consists primarily of that portion of engineering services contracts that have been awarded but not performed and also includes open manufacturing orders. Backlog at September 30, 2006 was $191.0 million, compared to $203.2 million as of September 30, 2005. Approximately $26.8 million relates to the Manufactured Products Segment, with the remainder of $164.2 million relating to the Engineering Services Segment. Included in the Engineering Services’ backlog for September 30, 2006 is $27.0 million for a turnkey project for a lignite handling facility, $57.8 million for three projects for limestone and gypsum handling facilities and $21.0 million for two coal handling systems. A substantial majority of current backlog is expected to be realized in the next twelve months.

Safe Harbor

To the extent that statements made by the Company relate to the Company’s future economic performance or business outlook, projections or expectations of financial or operational results, or refer to matters that are not historical facts, such statements constitute forward-looking statements within the meaning of the Securities Act of 1933 and the Securities Act of 1934. Such statements are subject to certain risks and uncertainties that could cause actual results to differ materially from those projected. Further, statements herein regarding the Company’s performance in future periods are subject to risks relating to, deterioration of relationships with, or the loss of material customers or suppliers, possible product liability claims or other litigation, decreases in demand for the Company’s products, adverse changes in general market and industry conditions and any resulting inability to comply with the financial covenants imposed by the Company’s credit agreement. Management believes these forward-looking statements are reasonable; however, undue reliance should not be placed on such forward-looking statements, which are based on current expectations. Except as otherwise required by law, we undertake no obligation to update any forward-looking statement to reflect events or circumstances after the date on which such statement is made or to reflect the occurrence of unanticipated events. New factors may emerge from time to time and it is not possible for us to predict all such factors.

ITEM 3.	QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

The Company continues to use its reputation in the United States to generate sales in international markets. In the nine months ended September 30, 2006 approximately 25% of the Company’s net sales were attributable to services provided or products sold for use outside the United States, primarily to Australia, Indonesia and Canada. A portion of these net sales and cost of sales is derived from international operations which are conducted in foreign currencies. Changes in the value of these foreign currencies relative to the U.S. dollar could adversely affect the Company’s business, financial condition, results of operation and debt service capability. Sales from the Australia office of Roberts & Schaefer are usually denominated in Australian dollars. The majority of the Company’s foreign sales and costs originated outside the Australia office of Roberts & Schaefer are denominated in U.S. dollars. With respect to transactions denominated in foreign currencies, when possible the Company attempts to mitigate foreign exchange risk by contractually shifting the burden of the risk of currency fluctuations to the other party to the transactions. It has been the Company’s historic practice to conduct international sales in accordance with the foregoing. There can be no assurance that the Company’s strategies will ensure that the Company will be fully protected from foreign exchange risk. Foreign sales, particularly construction management projects undertaken at foreign locations, are subject to various risks, including exposure to currency fluctuations, political, religious and economic instability, local labor market conditions, the imposition of foreign tariffs and other trade barriers, and changes in governmental policies. There can be no assurance that the Company’s foreign operations, or expansion thereof, would not have a material adverse effect on the Company’s business, financial condition, results of operations and debt service capability.

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

ITEM 2.	UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None

ITEM 3.	DEFAULTS UPON SENIOR SECURITIES

None

ITEM 4.	SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None

ITEM 5.	OTHER INFORMATION

None

ITEM 6.	EXHIBITS

As listed in Index to Exhibits on page 19.

SIGNATURES

Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

ELGIN NATIONAL INDUSTRIES, INC.

By	/S/ WAYNE J. CONNER
Name:	Wayne J. Conner
Title:	Vice President, Treasurer, and Chief Financial Officer (Duly Authorized Officer and Principal Financial Officer)

Dated: November 14, 2006

INDEX TO EXHIBITS

Exhibit Number	Document Description	Footnote Reference

10.15	Fourth Amendment to Loan and Security Agreement, dated October 31, 2006 and among Elgin National Industries, Inc. and each of its subsidiaries and Wells Fargo Foothill, Inc. as lender, arranger and administrative agent, and Mast Credit Opportunities I (Master), LTD., as lender.	(1)

31.1	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

31.2	Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002	(1)

32.1	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

32.2	Certification Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002	(1)

(1)	Filed therewith